Form 10-Q
period 1997-06-30
TRANSCEND THERAPEUTICS INC
filed 1997-07-29
CIK 1020910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 1997

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from ............ to .............

                         COMMISSION FILE NUMBER 00-22383

                          TRANSCEND THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              04-3174575
   (State or jurisdiction of                                   (IRS Employer
 incorporation or organization)                              Identification No.)


                     640 MEMORIAL DRIVE, CAMBRIDGE, MA 02319
                    (Address of principal executive offices)

                                 (617) 374-1200
              (Registrant's telephone number, including area code)

Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [   ]  No [ X ]


The number of shares outstanding of each of the issuer's classes of common stock, as of July 25, 1997 was 5,610,078 shares of Common Stock, par value $0.01 outstanding.

This quarterly report on Form 10-Q contains 14 pages, of which this is page one.

                          TRANSCEND THERAPEUTICS, INC.
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

TABLE OF CONTENTS

                                                                     PAGE
PART I     FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

             - Balance Sheets -- June 30, 1997 and                   3
           December 31, 1996

             - Statement of Operations -- Six months                 5
           ended June 30, 1997 and 1996, three months ended June 30, 1997 and 1996 and the period from January 1, 1993 (Commencement of
           Operations) to June 30, 1997

             - Statement of Cash Flows -- Six months                 6
           ended June 30, 1997 and 1996 and the period from January 1, 1993 (Commencement of
           Operations) to June 30, 1997

             - Notes to Financial Statements                         8

ITEM 2:    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL           8
           CONDITION AND RESULTS OF OPERATIONS

PART II    OTHER INFORMATION                                        12

ITEM 1: FINANCIAL STATEMENTS


                          Transcend Therapeutics, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets


                                               JUNE 30, 1997   DECEMBER 31, 1996
                                                (Unaudited)

ASSETS
Current Assets:
   Restricted cash                              $  3,263,928
   Unrestricted cash and cash equivalents            723,826      $    639,626

   Prepaid expenses and other
      current assets                                  56,573            39,579
   Other assets                                       25,000            41,328
                                          -------------------------------------
Total Current Assets                               4,069,327           720,533
   Property and equipment, net                        62,996            46,108
Other Assets:
   Deferred offering costs                         1,000,000           409,548
   Patents and licenses, net                         362,467           389,576
                                          -------------------------------------
          Total Assets                          $  5,494,790      $  1,565,765
                                          =====================================

Current Liabilities:
   Accounts payable and accrued
     expenses                                   $  1,928,737      $    624,535

Redeemable Preferred Stock:
   Series A Redeemable
     Convertible Preferred Stock                   9,140,187         9,140,187
   Series B Redeemable
     Convertible Preferred Stock                   1,036,163         1,036,163
   Series C Redeemable
     Convertible Preferred Stock                  10,000,000        10,000,000
   Redeemable Non-Convertible
     Preferred Stock                                 979,667

Stockholder's deficit:
   Common Stock                                        7,995             7,793
   Accretion of Liquidation
     Preference on Non-Convertible
     Preferred Stock                                (118,667)


   Additional paid-in capital                      1,645,385         1,453,848
   Deferred compensation                            (844,246)         (977,802)
   Deficit accumulated during the
     development stage                           (18,280,430)      (19,718,959)
                                          -------------------------------------

       Total stockholder's deficit               (17,573,078)      (19,235,120)

                                          -------------------------------------
       Total liabilities and
          stockholder's deficit                 $  5,494,790      $  1,565,765
                                          =====================================

                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                        Condensed Statement of Operations
                                   (Unaudited)
                     (in thousands except per share amounts)

                                    Three Months Ended    Six Months Ended     Period Jan. 1, 1993
                                       June 30,            June 30,           (Commencement of
                             -----------------------------------------------   operations to
                                 1997        1996      1997        1996        June 30, 1997
                             --------------------------------------------------------------

Research and
  development contract
  revenues and license
  fees                                                   5,000                  $   11,095

Operating Expenses:
   Research and
     development                    1,255        462     1,756          941         14,077
   General and
     Administrative                   944        586     1,915          981          9,102
                             --------------------------------------------------------------
Total Operating
  expenses                          2,199      1,048     3,671        1,922         23,179
Interest income                        85          1       110           13            390
Interest expense                                (176)                  (325)          (532)
                             --------------------------------------------------------------
Net Income (loss)                  (2,114)    (1,223)    1,439       (2,234)       (11,942)
                                                                            ===============
Accretion of dividends
  and liquidation
  preference on
  Redeemable
  Non-convertible
  Preferred Stock                     (89)      (370)     (119)        (741)
                             ===============================================
Net income (loss) to
  common stockholders              (2,203)    (1,593)     1,320      (2,975)
                             ===============================================
Proforma net income
  (loss) per common share         $ (0.55)               $ 0.33
                             =============           ==========
Proforma weighted
average common shares
outstanding                         3,981                 3,981
                             =============           ==========

                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                        Condensed Statement of Cash Flows
                                 (in thousands)

                                             Six months ended June 30,   Jan. 1, 1993
                                             -------------------------   to June 30,
                                                1997          1996          1997
                                             ----------------------------------------

OPERATING ACTIVITIES:
Net Income (loss)                                 $ 1,439     (2,234)    (10,769)

Adjustments to reconcile net loss to cash
  provided by (used in) operating
  activities:
   Depreciation and amortization                       42         33         228
   Loss on sale of property and
     equipment                                                                 5
   Expenses incurred with related
     party settled with the issuance of
     Common Stock                                                            304
   Amortization of deferred
     compensation expense                             142                    256
   Issuance of Preferred Stock in
     lieu of interest                                                        533
   Change in operating assets and liabilities:
      Restricted Cash                              (3,264)                (3,264)
      Prepaid expenses and other
        current assets                                (17)        (4)        (57)
      Other Assets                                     16                    (22)
      Accounts payable, Deferred
        offering costs and accrued
        expenses                                      901        391       1,451
      Interest Payable to related
        party                                                    (43)
                                            ------------------------------------
Net cash provided (used in)
  operating activities                               (741)    (1,857)    (11,335)

INVESTING ACTIVITIES:
Purchase of equipment and
  improvements                                        (31)        (6)       (118)
Proceeds from sale of equipment                                                2
                                            ------------------------------------
Net cash used in investing activities                 (31)        (6)       (116)


FINANCING ACTIVITIES:
Issuance of Common Stock Warrants                   178                      178
Proceeds from issuance of debt                                 1,000       3,170
Payment on note payable to related
  party                                                                     (170)
Deferred offering costs                            (189)                    (524)
Issuance of Series A Preferred Stock
  Warrants                                                                    16
Issuance of Series A Redeemable
  Convertible Preferred Stock                                    130       6,630
Issuance of Series C Redeemable
  Convertible Preferred Stock                                              2,000
Issuance of Redeemable
  Non-Convertible Preferred Stock                   861                      861
Proceeds from exercise of stock
  options                                             6            3          16
Purchase of Treasury Stock                                                    (2)
                                             ------------------------------------
Net cash provided by (used in)
  financing activities                              856        1,133      12,175
                                             ------------------------------------
Increase (decrease) in cash and cash
  equivalents                                        84         (730)        724
Cash and cash equivalents at
  beginning of period                               640        1,276
                                             ====================================
Cash and cash equivalents
  at end of period                                $ 724       $  546     $   724
                                             ====================================


                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                          Notes to Financial Statements
                                  June 30, 1997
                                   (unaudited)


(1) BASIS OF PRESENTATION


     The accompanying unaudited financial information as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1996 included in the Company's registration statement on Form S-1, as amended, (file No. 333-22817), initially filed with the Securities and Exchange Commission on March 5, 1997.

OVERVIEW

     Transcend Therapeutics, Inc. (the "Company") develops novel pharmaceuticals for the critical care market, with its initial compounds focusing on the treatment of diseases associated with oxidative stress and resultant tissue damage. In the second quarter of 1997, the Company began a Phase III clinical trial to determine the safety and efficacy of the Company's lead product candidate, Procysteine(R), in the treatment of acute respiratory distress syndrome ("ARDS").


INITIAL PUBLIC OFFERING

     In July 1997, the Company received approximately $15.7 million in proceeds from the sale of Common Stock in its initial public offering (net of $1.0 million of offering costs), including an equity investment of $5.0 million by the Company's corporate collaborator, Boehringer Ingelheim International GmbH ("BI"). The June 30, 1997 statements do not reflect any adjustments for the closing of the Company's initial public offering which occurred in July 1997.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE FOLLOWING DISCUSSION CONSTITUTES FORWARD LOOKING STATEMENTS INSOFAR AS IT RELATES TO PROGRESS IN THE COMPANY'S RESEARCH AND DEVELOPMENT PROGRAMS AND CLINICAL TRIALS, PRODUCT EXPECTATIONS, IN-LICENSING PLANS, EXPECTED CASH EXPENDITURES AND EXPENSE LEVELS, AND THE ADEQUACY OF THE COMPANY'S AVAILABLE RESOURCES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, AS AMENDED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT

EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996


     The Company earned no revenues in the three-month periods ended June 30, 1997 and 1996.


     The Company's total operating expenses for the three months ended June 30, 1997 and 1996 were $2.2 million and $1.0 million, respectively. Research and Development expenses increased to approximately $1.3 million for the three months ended June 30, 1997 from approximately $0.5 million for the three months ended June 30, 1996. The increase was due primarily to the initiation of the Company's Phase III ARDS trial, including clinical investigator grants, clinical site monitoring and data management expenses. The Company expects that research and development expenses will increase significantly as the Phase III ARDS clinical trial progresses and the Company undertakes additional clinical and preclinical programs.

     General and administrative expenses increased to approximately $0.9 million for the three months ended June 30, 1997 from approximately $0.5 million for the three months ended June 30, 1996. The increase was due primarily to the operating expenses associated with supporting the Company's increased clinical activities related to the Phase III ARDS trial as well as increased legal, accounting and other professional fees associated with the Company's initial public offering. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial activities.

     Other income (expense) for the three-month periods ended June 30, 1997 and 1996 consists of interest income and interest expense. Interest income for the three-month periods ended June 30, 1997 and 1996 was $85,000 and $1,000, respectively. The increase in interest income was due to higher average cash balances. The Company incurred interest expense of $176,000 in the three-month period ended June 30, 1996 on then outstanding senior secured convertible term notes, payable in shares of Series A and Series B Convertible Preferred Stock. There were no senior secured convertible notes outstanding in the three months ended June 30, 1997.

        For the three-month periods ended June 30, 1997 and 1996, the Company had a net loss of $2.1 million and $1.2 million, respectively.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

     The Company earned revenues of $5.0 million consisting of a non-refundable, non-creditable licensing fee received in March 1997 in connection with the signing of a Development and License Agreement with Boehringer Ingelheim, GmbH ("BI") during the six-month period ended June 30, 1997. There were no revenues earned in the six-month period ended June 30, 1996.

     The Company's total operating expenses for the six months ended June 30, 1997 and 1996 were $3.7 million and $1.9 million, respectively. Research and Development expenses increased to approximately $1.8 million for the six months ended June 30, 1997 from approximately $0.9 million for the six months ended June 30, 1996. The increase was
                                       9
due primarily to the initiation of the Company's Phase III ARDS trial, which began in the second quarter of 1997.

     General and administrative expenses increased to approximately $1.9 million for the six months ended June 30, 1997 from approximately $1.0 million for the six months ended June 30, 1996. The increase was due primarily to higher compensation expenses and recruiting costs, increased costs associated with the Company's initial public offering, professional fees related to the BI Agreement, as well as increased operating expenses associated with the Phase III ARDS trial.

     Other income (expense) for the six month periods ended June 30, 1997 and 1996 consists of interest income and interest expense. Interest income for the six month periods ended June 30, 1997 and 1996 was $110,000 and $13,000, respectively. The increase in interest income was due to higher average cash balances. The Company incurred interest expense of $325,000 in the six month period ended June 30, 1996 on then outstanding senior secured convertible term notes, payable in shares of Series A and Series B Convertible Preferred Stock. There were no senior secured convertible notes outstanding in the six months ended June 30, 1997.

        For the six-month periods ended June 30, 1997 and 1996, the Company had a net profit of $1.4 million and a net loss of $2.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had restricted cash and unrestricted cash and cash equivalents of approximately $4.0 million at June 30, 1997, compared to $640,000 at December 31, 1996. These balances included cash restricted for ARDS development expenses of $3.3 million and zero, respectively. Pursuant to the BI Agreement entered in February 1997, the Company must use the BI license fee of $5.0 million and an equity investment by BI of $5.0 million (received in the Company's initial public offering which was completed in July 1997) exclusively for ARDS development expenses. Since March 1997, the Company has incurred $2.2 million of ARDS Development Expenses under the BI Agreement, including $1.6 million of ARDS development expenses incurred in the three-month period ended June 30, 1997.

     Since its inception through June 30, 1997, the Company has financed its operations primarily with $13.6 million from the private sale of equity securities, $6.1 million in contract research payments, $5 million from the BI license fee, and $390,000 in interest income. In July 1997, the Company received approximately $15.7 million in proceeds from the sale of shares of Common Stock in its initial public offering (net of $1.0 million of offering costs), including a $5.0 million equity investment by BI. Upon the close of the initial public offering, all of the outstanding shares of Series A, B and C Convertible Preferred Stock were automatically converted to shares of Common Stock. The June 30, 1997 statements do not reflect any adjustments for the closing of the Company's initial public offering which occurred in July 1997.

     The Company intends to use up to $8.0 million of the net proceeds of the initial public offering, in addition to the $5.0 million BI license fee, to fund additional costs associated with the Phase III ARDS trial which is expected to enroll 350 patients by the end of 1998. As of July 25, 1997, the Company has initiated 50 clinical sites and enrolled 28 patients in the Phase III ARDS trial.

     The Company expects negative cash flows from operations to continue and to increase for the foreseeable future. The Company anticipates that the net proceeds from its initial public offering, including interest thereon, together with the Company's existing cash and cash equivalents available at June 30, 1997 will be sufficient to maintain operations through June 1999. The Company's actual working capital needs and funding requirements will depend upon numerous factors, some of which are beyond the Company's control, including the progress of the external research and development programs, the magnitude and scope of these activities, the timing, costs and results of preclinical and clinical testing, including the Phase III ARDS trial, the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing and sales capabilities, the ability of the Company to establish new and maintain existing collaborative arrangements with BI and other companies, the costs of any acquisitions and/or licensing of technology rights, the technological advances and activities of competitors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, and other factors.

     The Company intends to seek additional funding through public or private financing, research and development financing, collaborative relationships or otherwise. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. Debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain of its product development programs, to license to others rights to commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself or cease operations.

PART II:  OTHER INFORMATION

ITEM 2  Changes in Securities

        In May 1997, the Company agreed to issue warrants to purchase an aggregate of 17,320 shares of Common Stock, exercisable at $10.00 per share, to current investors in the Company. Concurrently, such investors agreed to exchange their shares of Redeemable Non-Convertible Preferred Stock for Common Stock upon the closing of the Company's initial public offering, at one share of Common Stock for every 10 shares of Redeemable Non-Convertible Preferred Stock.

ITEM 4 Submission of Matters to a Vote of Security Holders

     In June 1997, the stockholders of the Company, by written consent in lieu of a meeting, approved the Company's Second Amended and Restated Certificate of Incorporation and the Company's Amended and Restated By-Laws. Written consents to such matters were received from the holders of 3,752,823 shares of the Company's outstanding Common Stock (giving effect to the conversion of all outstanding shares of Convertible Preferred Stock). The holders of 57,262 shares of Common Stock did not submit written consents.

ITEM 5 Other Information

        On July 24, 1997, the Company was informed that Zambon Group S.p.A. of Italy ("Zambon") had filed a Notice of Opposition in the European Patent Office against the Company's issued European patent No. EP 0494405 for the use of Procysteine in treating pulmonary disease, including ARDS. The Company has only had a short time to examine the assertions made by Zambon in its Notice of Opposition. However, based on such examination, the Company intends to respond vigorously to the opposition, by the presentation of additional arguments and facts in support of its position that the patent contains patentable subject matter. An adverse decision by the European Patent Office in the opposition may result in revocation of the Company's European patent, and patents in individual European countries issued therefrom, or a narrowing of the claims of such patents, which could have a material adverse effect on the Company's business. No final decision would be expected from the European Patent Office for several years.

ITEM 6 Exhibits and Reports on Form 8-K

     (a)  See Exhibit Index.

     (b) There were no reports on Form 8-K filed by the Company for the three months ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  July 28, 1997                        /s/ Hector J. Gomez
    ------------------------               -------------------------------------
                                           Hector J. Gomez, M.D., Ph. D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date  July 28, 1997                        /s/ B. Nicholas Harvey
    ------------------------               -------------------------------------
                                           B. Nicholas Harvey
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX


Item             Description
----             -----------


11               Computation of Earnings per Share.

27               Financial Data Schedule.