Form 10-Q
period 1997-09-30
TRANSCEND THERAPEUTICS INC
filed 1997-11-07
CIK 1020910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ....................

                         COMMISSION FILE NUMBER 00-22383

                          TRANSCEND THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        04-3174575
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

                     640 MEMORIAL DRIVE, CAMBRIDGE, MA 02139
                    (Address of principal executive offices)

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

Yes [X]  No [ ]


The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997, was 5,732,010 shares of Common Stock, par value $0.01 outstanding.

This quarterly report on Form 10-Q contains 16 pages, of which this is page one.

                          TRANSCEND THERAPEUTICS, INC.
                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

TABLE OF CONTENTS

                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


         - Condensed Balance Sheets -- September 30, 1997 and                 3
           December 31, 1996

         - Condensed Statement of Operations -- Nine months ended             4
           September 30, 1997 and 1996, three months ended September 30,
           1997 and 1996 and the period from January 1, 1993
           (Commencement of Operations) to September 30, 1997

         - Condensed Statement of Cash Flows -- Nine months ended             5
           September 30, 1997 and 1996 and the period from January 1,
           1993 (Commencement of Operations) to September 30, 1997

         - Notes to Financial Statements                                      7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    8
         CONDITION AND RESULTS OF OPERATIONS

PART II  OTHER INFORMATION                                                   12

ITEM 1: FINANCIAL STATEMENTS

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                            Condensed Balance Sheets

                                                             SEPTEMBER                   DECEMBER 31,
                                                             30, 1997                        1996
                                                            (Unaudited)
ASSETS
Current assets:
   Restricted cash                                         $  6,969,800                  $         --
   Unrestricted cash and cash equivalents                    11,539,903                       639,626
   Prepaid expenses and other current assets                    183,529                        39,579
   Other assets                                                  25,000                        41,328
                                                           ------------------------------------------
Total current assets                                         18,718,232                       720,533
   Property and equipment, net                                   85,215                        46,108
Other assets:
   Deferred costs of public offering                                                          409,548
   Patents and licenses, net                                    348,913                       389,576
                                                           ------------------------------------------
          Total Assets                                     $ 19,152,360                  $  1,565,765
                                                           ==========================================

Current liabilities:
   Accounts payable and accrued expenses                   $  1,036,433                  $    624,535

Redeemable preferred stock:
   Series A redeemable convertible preferred
       stock                                                                                9,140,187
   Series B redeemable convertible preferred
       stock                                                                                1,036,163
   Series C redeemable convertible preferred
       stock                                                                               10,000,000

Stockholder's equity (deficit):
   Common stock                                                  57,140                         7,793
   Additional paid-in capital                                38,373,564                     1,453,848
   Deferred compensation                                       (775,748)                     (977,802)
   Deficit accumulated during the
       development stage                                    (19,539,029)                  (19,718,959)
                                                           ------------------------------------------

          Total stockholder's equity (deficit)               18,115,927                   (19,235,120)
                                                           ------------------------------------------
          Total liabilities and stockholder's
               equity (deficit)                            $ 19,152,360                  $  1,565,765
                                                           ==========================================

                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                       Condensed Statements of Operations
                                   (Unaudited)
                     (in thousands except per share amounts)

                                                         Three Months                     Nine Months              Period Jan. 1,
                                                      Ended September 30,              Ended September 30,               1993
                                                                                                                   (Commencement
                                                   ---------------------------------------------------------      of operations) to
                                                     1997             1996            1997            1996         Sept. 30, 1997
                                                   --------------------------------------------------------------------------------

Research and development contract
    revenues and license fees                                                        $5,000                           $ 11,095
Operating expenses:
   Research and development                        $   871          $   597           2,627          $ 1,538            14,459
   General and administrative                          636              480           2,551            1,462             8,771
                                                   ---------------------------------------------------------------------------
Total operating expenses                             1,507            1,077           5,178            3,000            23,230
Interest income                                        248                4             358               17               638
Interest expense                                                        (30)                            (355)             (532)
                                                   ---------------------------------------------------------------------------
Net income (loss)                                   (1,259)          (1,103)            180           (3,338)         $(12,029)
                                                                                                                      ========
Accretion of dividends and
   liquidation preference on
   redeemable non-convertible
   preferred stock                                     (59)            (259)           (178)          (1,000)
                                                   ---------------------------------------------------------
Net income (loss) to common
   stockholders                                    $(1,318)         $(1,362)         $    2          $(4,338)
                                                   =========================================================

Net income (loss) per common
   share                                           $ (0.23)                          $ 0.00
                                                   =======                           ======

Weighted average common shares
   outstanding                                       5,714                            4,513
                                                   =======                           ======



                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                    Nine months ended             Period Jan. 1, 1993
                                                                        Sept. 30,                  (Commencement of
                                                              ----------------------------            operations
                                                                1997                 1996          to Sept. 30, 1997
                                                              -------------------------------------------------------

OPERATING ACTIVITIES:
Net income (loss)                                             $   180              $(3,338)             $(12,029)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
   Depreciation and amortization                                   59                   50                   242
   Loss on sale of property and equipment                                                1                     5
   Expenses incurred with related party settled
      with the issuance of common stock                                                                      304
   Amortization of deferred compensation
     expense                                                      210                   45                   324
   Issuance of preferred stock in lieu of interest                                     532                   532
   Change in operating assets and liabilities:
      Restricted cash                                          (6,970)                                    (6,970)
      Prepaid expenses and other current assets                  (144)                 (22)                 (184)
      Other assets                                                 16                                        (22)
      Accounts payable and accrued expenses                       411                  472                   965
      Interest payable to related party                                               (178)
                                                              --------------------------------------------------
Net cash used in operating activities                          (6,238)              (2,438)              (16,833)

INVESTING ACTIVITIES:
Purchase of equipment and improvements                            (57)                  (7)                 (144)
Proceeds from sale of equipment                                                          1                     2
                                                              --------------------------------------------------
Net cash used in investing activities                             (57)                  (6)                 (142)

FINANCING ACTIVITIES:
Issuance of common stock warrants
Issuance of common stock                                       15,740                                     15,740
Proceeds from issuance of debt                                                       1,000                 3,170
Payment on note payable to related party                                                                    (170)
Deferred costs of public offering                                 410                 (319)                   75
Issuance of series A preferred stock warrants                                                                 16
Issuance of series A redeemable convertible
   preferred stock                                                                     130                 6,630

Issuance of series C redeemable convertible
   preferred stock                                                                   2,000                 2,000
Issuance of redeemable non-convertible
   preferred stock                                              1,039                                      1,039
Proceeds from exercise of stock options                             6                    7                    16
Purchase of treasury stock                                                                                    (2)
                                                              --------------------------------------------------
Net cash provided by financing activities                      17,195                2,818                28,514
                                                              --------------------------------------------------
Increase in cash and cash equivalents                          10,900                  374                11,540
Cash and cash equivalents at beginning of period                  640                1,276
                                                              --------------------------------------------------
Cash and cash equivalents at end of period                    $11,540              $ 1,650              $ 11,540
                                                              ==================================================



                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                     Notes to Condensed Financial Statements
                               September 30, 1997
                                   (unaudited)


(1)     BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements as of September 30, 1997 and for the three-and nine-month periods ended September 30, 1997 and 1996 and for the period January 1, 1993 (commencement of operations) to September 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. These condensed financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1996 included in the Company's Prospectus filed under Rule 424(b) with the Securities and Exchange Commission on July 2, 1997.

OVERVIEW

        Transcend Therapeutics, Inc. (the "Company") develops novel pharmaceuticals for the critical care market, with its initial compounds focusing on the treatment of diseases associated with oxidative stress and resultant tissue damage. In the first quarter of 1997, the Company began a Phase III clinical trial to determine the safety and efficacy of the Company's lead product candidate, Procysteine(R), in the treatment of acute respiratory distress syndrome ("ARDS").

INITIAL PUBLIC OFFERING

        In July 1997, the Company completed its initial public offering of 1.8 million shares of Common Stock. The Company received approximately $15.7 million in proceeds from the sale (net of $1.0 million of offering costs), including an equity investment of $5.0 million by the Company's corporate collaborator, Boehringer Ingelheim International GmbH ("BI"). For further discussion of the initial public offering, including the use of proceeds therefrom, see Item 2 "Changes in Securities and use of Proceeds" on page 12 of this report.

NET INCOME (LOSS) PER SHARE

        Net income (loss) per share for the three and nine month periods ended September 30, 1997 are computed using the weighted-average number of outstanding shares of common stock assuming all convertible preferred stock was converted into shares of common stock at the beginning of the period. Common stock equivalents, consisting of options and warrants, are excluded from the calculation because they are anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings Per Share" (FAS 128), which simplifies the calculation of earnings per share and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share". Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. The earnings per share calculations required under FAS 128 are not materially different from the net income (loss) per share calculation for the three and nine months ended September 30, 1997 presented herein.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE FOLLOWING DISCUSSION CONSTITUTES FORWARD LOOKING STATEMENTS INSOFAR AS IT RELATES TO PROGRESS IN THE COMPANY'S RESEARCH AND DEVELOPMENT PROGRAMS AND CLINICAL TRIALS, PRODUCT DEVELOPMENT EXPECTATIONS, IN-LICENSING PLANS, EXPECTED CASH EXPENDITURES AND EXPENSE LEVELS AND THE ADEQUACY OF THE COMPANY'S AVAILABLE RESOURCES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE AVAILABILITY OF FUNDS AND OTHER FACTORS DISCUSSED BELOW AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-22817), AS AMENDED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


        The Company earned no revenues in the three-month periods ended September 30, 1997 and 1996.

        The Company's total operating expenses for the three-month periods ended September 30, 1997 and 1996 were $1.5 million and $1.1 million, respectively. Research and development expenses increased to approximately $0.9 million for the three months ended September 30, 1997 from approximately $0.6 million for the three months ended September 30, 1996. The increase was due primarily to the expenditures associated with the Company's ongoing Phase III ARDS trial which commenced in the first quarter of 1997, including staffing costs, clinical investigator grants, clinical site monitoring, clinical supplies and data management expenses ("ARDS Development Expenses"). ARDS Development Expenses are driven primarily by the rate of patient enrollment in the trial. ARDS Development Expenses for the three-month period ended September 30, 1997 reflect that the patient enrollment rate in the Phase III ARDS trial was slower during the summer months, however the Company expects that ARDS Development Expenses will increase significantly in the fourth quarter and through 1998 as the enrollment rate accelerates. In addition, the Company expects that other research and development expenses will increase as the Company undertakes additional clinical and preclinical programs. As of October 31, 1997, the Company has initiated 61 clinical sites, including 4 sites in Europe and enrolled 62 patients in the Phase III ARDS trial.

        General and administrative expenses increased to approximately $0.6 million for the three months ended September 30, 1997 from approximately $0.5 million for the three months ended September 30, 1996. The increase was due primarily to higher compensation and office expenses. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial activities.

        Other income (expense) for the three-month periods ended September 30, 1997 and 1996 consists of interest income and interest expense. Interest income for the three-month periods ended September 30, 1997 and 1996 was $248,000 and $4,000, respectively. The increase in interest income was due to higher average cash balances following the Company's initial public offering of Common Stock in July 1997. The Company incurred interest expense of $30,000 in the three-month period ended September 30, 1996 on then outstanding senior secured convertible term notes, payable in shares of Series A and Series B Convertible Preferred Stock. There were no senior secured convertible notes outstanding in the three months ended September 30, 1997.

        For the three-month periods ended September 30, 1997 and 1996, the Company had a net loss of $1.3 million and $1.1 million, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

        During the nine-month period ended September 30, 1997, the Company earned revenues of $5.0 million consisting of a non-refundable, non-creditable licensing fee received in March 1997 in connection with the signing of a Development and License Agreement with BI (the "BI Agreement"). There were no revenues earned in the nine-month period ended September 30, 1996.

        The Company's total operating expenses for the nine months ended September 30, 1997 and 1996 were $5.2 million and $3.0 million, respectively. Research and development expenses increased to approximately $2.6 million for the nine months ended September 30, 1997 from approximately $1.5 million for the nine months ended September 30, 1996. The increase was due primarily to the initiation of the Company's Phase III ARDS trial.

        General and administrative expenses increased to approximately $2.6 million for the nine months ended September 30, 1997 from approximately $1.5 million for the nine months ended September 30, 1996. The increase was due primarily to higher compensation expenses and recruiting costs, costs associated with the transition of the Company's operations from a private entity to a publicly traded company, professional fees related to the BI Agreement, as well as increased operating expenses associated with the Phase III ARDS trial.

        Other income (expense) for the nine-month periods ended September 30, 1997 and 1996 consists of interest income and interest expense. Interest income for the nine-month periods ended September 30, 1997 and 1996 was $358,000 and $17,000, respectively. The increase in interest income was due to higher average cash balances. The Company incurred interest expense of $355,000 in the nine-month period ended September 30, 1996 on then outstanding senior secured convertible term notes, payable in shares of Series A and Series B Convertible Preferred Stock. There were no senior secured convertible notes outstanding in the nine months ended September 30, 1997.

        For the nine-month period ended September 30, 1997 and 1996, the Company had a net profit of $0.2 million and a net loss of $3.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had restricted cash and unrestricted cash and cash equivalents of approximately $18.5 million at September 30, 1997, compared to $640,000 at December 31, 1996. These balances included cash the use of which is restricted for ARDS Development Expenses of approximately $7.0 million and zero, respectively. Pursuant to the BI Agreement entered in February 1997, the Company must use the BI license fee of $5.0 million and an equity investment by BI of $5.0 million (received in the Company's initial public offering) exclusively for ARDS Development Expenses. Since March 1997, the Company has incurred $3.4 million of ARDS Development Expenses under the BI Agreement (of which $3.0 million has been paid as of September 30, 1997), including $1.1 million of ARDS Development Expenses incurred in the three-month period ended September 30, 1997.

        Since its inception through September 30, 1997, the Company has financed its operations primarily with $13.6 million from the private sale of equity securities, $15.7 million from the sale of Common Stock in its initial public offering (net of $1.0 million in offering costs and including $5.0 million from BI), $6.1 million in contract research payments, $5.0 million from the BI license fee, and $638,000 in interest income. Upon the closing of the initial public offering, all of the outstanding shares of Series A, B and C Convertible Preferred Stock and all outstanding shares of the Non-Convertible Preferred Stock were automatically converted to shares of Common Stock.

        The Company expects negative cash flows from operations to continue and to increase for the foreseeable future. The Company anticipates that the net proceeds from its initial public offering, including interest thereon, together with the Company's existing cash and cash equivalents available at September 30, 1997 will be sufficient to maintain operations through June 1999. Based on the Company's current forecasts, it expects to complete enrollment of 350 patients in the Phase III ARDS Trial by the end of 1998.

        The Company's actual working capital needs and funding requirements will depend upon numerous factors, some of which are beyond the Company's control, including the progress of the external research and development programs, the magnitude and scope of these activities, the timing, costs and results of preclinical and clinical testing, the patient enrollment rate in the Phase III ARDS trial, the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing and sales capabilities, the ability of the Company to establish new and maintain existing collaborative arrangements with BI and other companies, the costs of any acquisitions and/or licensing of technology rights, the technological advances and activities of competitors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, and other factors.

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

PART II:  OTHER INFORMATION


ITEM 2   Changes in Securities and Use of Proceeds

(a) In July 1997, the Company closed its initial public offering of 1.8 million shares of Common Stock. Upon closing of the offering, all of the Company's outstanding shares of Series A, B and C Preferred Stock and Non-Convertible Preferred Stock were exchanged for shares of the Company's Common Stock. The outstanding shares of Series A, B and C Preferred Stock were converted into 1,983,255 shares, 138,155 shares, and 896,861 shares of Common Stock, respectively. The outstanding shares of Non-Convertible Preferred Stock, respectively were exchanged for 103,896 shares of Common Stock.

(d) In July 1997, the Company completed an initial public offering of its Common Stock, $0.01 par value per share, under a registration statement on Form S-1 filed with the Securities and Exchange Commission on March 5, 1997 (File No. 333-22817) at an initial public offering a price of $10.00 per share. The public offering was completed on July 2, 1997 and all of the registered shares of common stock were sold except for 270,000 shares which were registered to cover over-allotments. The managing underwriters of the offering were EVEREN Securities, Inc. and Principal Financial Securities, Inc.

         The Company received gross proceeds from the offering totaling $16.74 million (net of $1.26 million in underwriting fees and commissions). Of the $16.74 million of gross proceeds, $1.0 million of offering costs were deducted to reach net proceeds of $15.7 million from the offering. Total offering costs were broken down as follows: $285,000 for corporate and patent legal counsel fees, $235,000 for financial printing costs, $232,000 for Accounting / Auditing fees, $115,000 for travel costs, and $133,000 for other fees (including investor relations, NASD and SEC filing fees, market analysis and graphic design costs). Of the net proceeds of $15.7 million, $150,000 was paid for accrued professional fees related to the BI Agreement and $133,000 was paid for accrued research contracts fees. Substantially all of the balance of the net proceeds has been invested in short-term marketable securities.

ITEM 6   Exhibits and Reports on Form 8-K

         (a) See Exhibit Index

         (b) There were no reports on Form 8-K filed by the Company for the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  November 7, 1997                   /s/ Hector J. Gomez
      ----------------                   --------------------------------------
                                         Hector J. Gomez, M.D., Ph.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date  November 7, 1997                    /s/ B. Nicholas Harvey
      ----------------                   --------------------------------------
                                         B. Nicholas Harvey
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                  EXHIBIT INDEX

Item         Description

11           Computation of Earnings per Share

27           Financial Data Schedule