Form 10-K405
period 1997-12-31
TRANSCEND THERAPEUTICS INC
filed 1998-03-31
CIK 1020910

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                        Commission file number 000-22383

                          TRANSCEND THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                 04-3174575
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

                    640 MEMORIAL DRIVE, CAMBRIDGE, MA 02139
                    (Address of principal executive offices)

                                 (617) 374-1200
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check [X] if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by non-affiliates of the Registrant based upon the closing sales price of Common Stock on March 25, 1998 as reported on the Nasdaq National Market, was approximately $4.2 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 25, 1998, 5,762,763 shares of the Registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held on May 20, 1998 are incorporated by reference in Items 10, 11, 12, 13 of Part III of this Report on Form 10-K.

================================================================================

                          TRANSCEND THERAPEUTICS, INC.
                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.
  Item 1.  Business....................................................    1
  Item 2.  Properties..................................................   11
  Item 3.  Legal Proceedings...........................................   11
  Item 4.  Submission of Matters to a Vote of Security Holders.........   11

PART II.
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   12
  Item 6.  Selected Financial Data.....................................   14
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results
           of Operations...............................................   15
  Item 8.  Financial Statements and Supplementary Data.................   25
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   40

PART III.
  Item     Directors and Executive Officers of the Registrant..........
     10.                                                                  40
  Item     Executive Compensation......................................
     11.                                                                  40
  Item     Security Ownership of Certain Beneficial Owners and
     12.   Management..................................................   40
  Item     Certain Relationships and Related Transactions..............
     13.                                                                  40

PART IV.
  Item     Exhibits, Financial Statement Schedules and Reports on Form
     14.   8-K.........................................................   40
           Signatures..................................................   41

     THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING THOSE REGARDING THE COMPANY'S EFFORTS IN THE DEVELOPMENT AND COMMERCIALIZATION OF ITS POTENTIAL PRODUCT CANDIDATES. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE IMPORTANT FACTORS DISCUSSED BELOW UNDER THE CAPTION "CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS," AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY FORWARD-LOOKING STATEMENTS MADE HEREIN AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.

     Procysteine(R) is a registered trademark and Transcend Therapeutics(TM) is a trademark of Transcend Therapeutics, Inc. All other trademarks or trade names referred to in this report on Form 10-K are the property of their respective owners.

                                    PART I.

ITEM 1.  BUSINESS

     Transcend Therapeutics, Inc. ("Transcend" or the "Company") is developing novel pharmaceuticals, with its initial compounds focusing on the treatment of diseases associated with oxidative stress and resultant tissue damage. The Company's primary focus has been development of Procysteine(R), an intracellular glutathione repleting agent, for the treatment of Acute Respiratory Distress Syndrome ("ARDS"). In the second quarter of 1997, the Company began a Phase III clinical trial (the "Phase III Clinical Trial") to determine the safety and efficacy of Procysteine in intravenous formulations ("Procysteine i.v.") for the treatment of ARDS. In March 1998, the Company suspended the Phase III Clinical Trial following a recommendation of an independent Safety Monitoring Board. The Safety Monitoring Board had determined following a review of preliminary mortality data on a total of 213 patients enrolled through March 18, 1998 that the incidence of all-cause mortality in patients receiving Procysteine i.v. was higher than the incidence in patients receiving a placebo. The Company intends to conduct a full review of the data to determine whether to resume its work with Procysteine i.v. for the treatment of ARDS. If the Company does not resume, or significantly delays, its work with Procysteine i.v. for the treatment of ARDS, the Company's business, financial condition and results of operations will be adversely affected.

     In February 1997, the Company and Boehringer Ingelheim International GmbH ("BI") entered into a Development and License Agreement ("BI Agreement") relating to the worldwide development and marketing of Procysteine i.v. for the treatment and prevention of ARDS and the related condition, multiple organ dysfunction ("MOD"). Under the BI Agreement, the Company granted to BI an exclusive worldwide license to use and sell Procysteine i.v. for all pharmaceutical applications. The Company has agreed with BI to use an aggregate of $10 million in proceeds from BI only for the clinical development of Procysteine i.v. for use in the treatment of ARDS. The Company had incurred $7.3 million of ARDS development expenses under the BI Agreement through February 28, 1998.

OXIDATIVE TISSUE DAMAGE

     While oxygen is vital to life, it can also be extremely toxic. As a by-product of normal metabolism, the body produces small amounts of highly reactive, toxic molecules called reactive oxygen species ("ROS"). In addition, larger quantities of ROS are produced by activation of neutrophils, a type of white blood cell, as part of the body's immune response against infection. Although ROS help kill infectious organisms, the excessive production of ROS, as part of the inflammatory response to infection, can also cause oxidative tissue damage. In some conditions associated with massive acute inflammation, such as severe infection, multiple trauma and extensive burns, activation of neutrophils may produce such large quantities of ROS that severe tissue damage in organs occurs, leading to organ dysfunction and in many cases death.

     Transcend is developing small molecule, intracellular glutathione-repleting agents designed to limit or prevent oxidative tissue damage. One of the body's principal means for protecting cells from oxidative tissue damage is the molecule glutathione, a small peptide found in high concentrations throughout the body. Glutathione is produced inside cells from three amino acids, L-cysteine, L-glutamic acid and glycine. Procysteine, the Company's first product candidate, is a delivery system for the introduction of the amino acid cysteine into cells. Procysteine readily enters cells, where it is converted into cysteine that is then available for glutathione synthesis.

PRODUCT DEVELOPMENT PROGRAMS

     During 1997, the primary focus of the Company's product development program was to initiate and implement the Phase III Clinical Trial of Procysteine i.v. for the treatment of ARDS. The Company has suspended the Phase III Clinical Trial following the recommendation of an independent Safety Monitoring Board. The Company intends to conduct a full review of the data to determine whether to resume its work with Procysteine i.v. for the treatment of ARDS. Subject to the review of data from the Phase III Clinical Trial, the Company currently plans to conduct further Phase I/Phase II clinical trials of oral Procysteine for the treatment of amyotrophic lateral sclerosis ("ALS") and atherosclerotic cardiovascular disease ("ASCVD") as well as to conduct additional early stage preclinical research for the TR-500 compounds in its portfolio.

ACUTE RESPIRATORY DISTRESS SYNDROME ("ARDS")

     ARDS, a disorder characterized by severe lung dysfunction, is a devastating complication of conditions associated with massive acute inflammation, such as severe infection, multiple traumatic injury, cardiac surgery, and extensive burns. The disorder affects an estimated 150,000 patients in the United States annually, with a mortality rate of approximately 40 percent. ARDS is often associated with dysfunction of other organs such as the kidneys, liver and heart.

     The Company believes that there are currently no commercially available drug treatments for ARDS. Treatment for patients suffering from ARDS is administered in a hospital intensive care unit and is generally limited to supportive care, consisting of highly invasive mechanical ventilation. Mechanical ventilation involves forcing air containing high concentrations of oxygen into the lungs through an endotracheal tube inserted through a patient's nose or mouth. Patients must be sedated because this process usually causes extreme discomfort. Patients requiring mechanical ventilation for more than two weeks generally require surgical insertion of a tracheostomy tube to avoid complications of prolonged nasotracheal or orotracheal intubation. As long as the patient is on mechanical ventilation, there is an increased risk of serious complications, including hospital-acquired infection with drug resistant organisms.

     ROS play a central role in ARDS. In connection with the onset of ARDS, neutrophils activate and adhere to the surface of pulmonary capillaries. These neutrophils then release ROS and protease enzymes which cause the damage to lung tissue. Glutathione, which is normally present in lung cells and in lung fluid in high concentrations, neutralizes or inactivates these ROS and limits oxidative damage. Anti-protease enzymes are present in the lung under normal conditions and protect the lung against damage. The protective effect of anti-proteases is lost in the presence of excessive ROS. Preclinical studies indicate that glutathione may prevent further lung damage indirectly, by blocking ROS inhibition. The clinical result of excess ROS in the lungs is a swelling of the normally thin walls lining the air spaces that impedes the movement of oxygen from the air spaces into the bloodstream. Patients with ARDS require supplemental oxygen and mechanical ventilation in order to maintain sufficient oxygen for the body's tissues, but the oxygen rich air provided by the ventilator has the potential to exacerbate oxidative tissue damage.

     The Company believes that increasing glutathione levels by administering Procysteine may prevent additional ROS damage and speed recovery of lung function, thereby reducing the need for mechanical ventilation. Because of multiple complications associated with prolonged mechanical ventilation, the Company also believes that reduced time on the ventilator is a clinically important goal in the treatment of ARDS patients and will also likely reduce the cost of treating these patients.

PROCYSTEINE - INTRAVENOUS FORMULATION

  Treatment of Acute Respiratory Distress Syndrome

     Phase II Trials. Transcend has sponsored two randomized, double-blind placebo-controlled Phase II trials of Procysteine which have indicated potential efficacy in the treatment of patients with ARDS. An objective of the first Phase II trial was to assess the effect of Procysteine on patients with ARDS. Of the ARDS patients studied, 17 received 189 mg/kg/day (milligrams of drug/kilogram of body weight/day) of Procysteine for up to ten days, and 15 received a placebo. The study results provided evidence that Procysteine-treated patients gained independence from mechanical ventilation a median of five days earlier than did placebo-treated patients, which was a statistically significant difference.

     The objective of the second Phase II trial was to assess the effect of Procysteine on blood glutathione levels. This study was conducted in 25 patients with sepsis syndrome and organ dysfunction, 23 of whom suffered from pulmonary dysfunction (either acute lung injury or ARDS). Of the 25 patients, 19 received 200 mg/kg/day of Procysteine for up to 21 days and six patients received a placebo. Prior to administration of Procysteine or the placebo, the patients in the study had lower blood glutathione concentrations than a healthy control population. Following administration, average glutathione concentration increased to a greater degree in the patients receiving Procysteine than in placebo-treated patients.

     As in the first Phase II trial, the results of the second Phase II trial indicated a reduction in median days on mechanical ventilation among Procysteine-treated patients compared with placebo patients. However, the study was not designed to provide statistical evidence of efficacy and this trend did not reach statistical significance. The results of the study also indicated that, as measured by PaO(2)/FiO(2) (an established measure of lung function), Procysteine-treated patients regained efficiency of the lungs in transporting oxygen to the bloodstream to a greater degree than placebo-treated patients.

     Phase III Trials. Based on the results of the Phase II trials and on discussions with the FDA, Transcend began its Phase III Clinical Trial in May 1997. The Phase III Clinical Trial is designed as a randomized, double-blind, placebo-controlled trial of approximately 350 newly-diagnosed ARDS patients. The protocol for the double-blind, placebo-controlled clinical trial required an Interim Safety Evaluation after 150 patients were enrolled. The evaluation was conducted by an independent Safety Monitoring Board on patients enrolled through January 26, 1998. The Safety Monitoring Board recommended that the study be continued. However, following an updated review of preliminary mortality data on a total of 213 patients enrolled through March 18, 1998, the Safety Monitoring Board concluded that the incidence of all-cause mortality in patients receiving Procysteine i.v. was higher than the incidence in patients receiving a placebo. On March 20, 1998, the Company suspended the Phase III Clinical Trial following recommendation of the Safety Monitoring Board. The Company intends to conduct a full review of the data to determine whether to resume its work with Procysteine i.v. for the treatment of ARDS. If the Company does not resume, or significantly delays, its work with Procysteine i.v. for the treatment of ARDS, the Company's business, financial condition and results of operations will be adversely affected.

     The protocol for the Phase III Clinical Trial provides that patients enrolled in the Trial receive either 210 mg/kg/day of Procysteine or a placebo for up to 14 days. The Company expected the trial to involve a total of approximately 75 centers and expected to complete enrollment in the trial by the end of 1998. The protocol provides that the primary endpoint for the trial is the number of days patients are alive and off-ventilator over a 30-day trial period. This endpoint is designed to provide an accurate and quantifiable measure of the clinical benefit as measured by reduction in ventilator days, while accounting for the high mortality rate in these patients. Secondary endpoints in the trial include the effect of Procysteine treatment on mortality, lung function and other organ function. The Company believes that the use of non-mortality endpoints has become generally accepted as a measure of clinical benefit in ARDS treatment studies. In anticipation of its Phase III Clinical Trial, the Company analyzed its initial Phase II trial results using the proposed Phase III Clinical Trial primary endpoint and confirmed a trend, although not statistically significant, in favor of Procysteine-treated patients. The Company intends to rely on third parties to assist it in monitoring the Phase III Clinical Trial, if resumed, and managing data generated in the trial.

     Whereas two studies are a customary basis for approval for new drugs, in life-threatening conditions such as ARDS which lack effective therapy, regulatory agencies have become willing to consider approval based upon just a single trial. Based on discussions with the FDA prior to the suspension of the Phase III Clinical Trial, if the results of a Phase III clinical trial are conclusive, the Company expects to be able to submit an NDA upon completion of one trial.

     As of March 20, 1998, when the Phase III Clinical Trial was suspended, the Company has initiated 73 clinical sites, including 10 sites in Europe, and enrolled 214 patients in the study.

     The Company has been granted orphan-drug designation by the FDA for Procysteine for the treatment of ARDS. See "Business -- Government Regulation."

  Prevention of ARDS and MOD

     Patients at risk of developing ARDS are also at risk of developing dysfunction of other organs. The failure of one organ, such as the lungs, places other organs at risk of failure. The failure of two or more organs, known as multiple organ dysfunction or MOD, generally has catastrophic consequences for the patient. Organ systems that are frequently affected in MOD include the lungs
(ARDS), kidneys (acute renal failure), the liver (acute hepatic failure) and the heart (cardiovascular collapse). While the mortality rate of patients with a single organ failure is 30 to 40 percent, the mortality rate rises to more than 60 percent when two organs fail and exceeds 90 percent when a third organ fails. In addition, MOD exacts a significant cost on the healthcare system. MOD patients are treated in intensive care units, with costs averaging $100,000 per patient. The Company estimates that there are over 750,000 patients annually in the United States at risk of MOD. These patients include those patients with ARDS as well as those who suffer from acute conditions such as severe infection, multiple trauma, cardiac surgery, and extensive burns. Because of the difficulty of determining which patients will develop MOD and due to the higher rate of mortality that occurs when a single organ dysfunction progresses to MOD, the Company believes it would be more effective to administer treatment prophylactically.

     The Company believes there are currently no commercially available drugs to prevent ARDS or MOD. As in ARDS, mechanical support for other failed organs (e.g., dialysis to support kidney function), and pharmacological treatments for complications arising from MOD, are the sole available therapies. Because most methods of mechanical intervention, such as dialysis, are invasive, they also carry additional risks to patients.

     Published clinical studies have indicated that the same process of oxidative tissue damage that results in ARDS also contributes to the development of MOD. The Company believes, based on published and Company-sponsored preclinical studies, that Procysteine may be effective in the prevention of ARDS and/or MOD in patients with acute conditions such as severe infection, multiple trauma and extensive burns. In the Company's first ARDS Phase II trial, there was a statistically significantly lower percentage of patients with new organ dysfunction (other than lung) in the group receiving Procysteine compared to the placebo group. In the second trial sponsored by the Company including patients with ARDS (and who are at risk of MOD), a reduced level of glutathione was shown. Additional Phase II work will be required to complete a Phase II program for the use of Procysteine for the prevention of ARDS and/or MOD. The Company's Phase III Clinical Trial for ARDS, if completed, is also expected to provide data on the potential of Procysteine to prevent progression to MOD.

     Under the BI Agreement, BI has the right to participate in the development of and to commercialize Procysteine i.v. worldwide for the treatment and prevention of MOD. If BI exercises this right, it will be required to share in clinical development funding or reimburse the Company for clinical development costs. See "Business -- Boehringer Ingelheim." The Company believes that, unlike in ARDS trials, non-mortality endpoints have not become generally accepted as measures of clinical benefit in trials for the treatment or prevention of other organ dysfunction and as a result, additional research will be necessary to define an appropriate endpoint. Further, since not all patients in a prevention trial develop ARDS and/or MOD, a trial for the prevention of ARDS and/or MOD would require a considerably larger number of patients than a trial for the treatment of ARDS. If BI does not elect to participate in the development of Procysteine i.v. for the prevention of ARDS and/or MOD, the Company will be required to raise substantial additional funds to pursue further research and development. If the Company undertakes such an ARDS/MOD prevention program, there can be no assurance that the results of earlier studies on the use of Procysteine for the prevention of ARDS and/or MOD will be predictive of results that will be obtained from more extensive clinical testing.

PROCYSTEINE -- ORAL FORMULATION

     Transcend has conducted Phase I/II trials with oral Procysteine to determine its potential application for the treatment of ALS and ASCVD. Subject to the review of data from the Phase III Clinical Trial and the availability of adequate financing, the Company plans to conduct expanded Phase II clinical trials for either or both of these indications. If such studies are conducted and yield positive results, the Company would seek to outlicense its rights to oral Procysteine for ALS and/or ASCVD.

  Amyotrophic Lateral Sclerosis

     The inherited form of ALS, a fatal degenerative disorder, is widely believed to be the result of a malfunctioning enzyme that results in increased ROS. The Company believes, based on published preclinical studies, that increasing glutathione levels in nerve cells in such patients may reduce or prevent further oxidative tissue damage. The Company sponsored a Phase I/II clinical trial which demonstrated that Procysteine entered the cerebrospinal fluid in ALS patients, indicating that Procysteine is able to gain access to nerve cells. Based on this result, the Company may conduct a Phase II trial to evaluate the efficacy of

Procysteine in limiting neuromuscular degeneration in patients with ALS. There can be no assurance, however, that the study will be conducted or completed or that the results of this study will be positive.

     The Company has been granted orphan drug designation by the FDA for Procysteine for the treatment of ALS. See "Business -- Government Regulation."

  Atherosclerotic Cardiovascular Disease

     Atherosclerotic cardiovascular disease ("ASCVD"), a major risk factor for heart attack and stroke, is characterized by a narrowing of the arteries by lipid deposits and the loss of blood vessel elasticity. There is growing evidence in the medical literature that increased vascular oxidative stress is a primary mechanism of impaired blood vessel elasticity in patients with atherosclerosis. The Company believes, based on preclinical studies, that Procysteine administration may improve blood vessel elasticity. As a result, it may enhance blood flow, and reduce the risk and severity of heart attack in patients with coronary artery disease. The Company has completed a Phase I/II clinical trial in which a single, oral dose of Procysteine rapidly restored blood vessel elasticity in patients with ASCVD. Based on this result, the Company may conduct a similar Phase I/II trial using multiple doses of Procysteine. There can be no assurance, however, that the study will be conducted or completed or that the results of this study will be positive. See "Certaing Factors Which May Affect Operating Results"

TR-500 COMPOUNDS (GLUTATHIONE-REPLETING AGENTS)

     The TR-500 Compounds are a group of glutathione derivatives that enable the direct delivery of glutathione into cells. The Company believes that in clinical conditions, where glutathione cannot be repleted efficiently through the use of Procysteine, the TR-500 Compounds may serve as second generation glutathione-repleting agents. The Company believes, based on preclinical studies, that TR-571 may have potential therapeutic application in hemolytic anemias where ROS may play a role in blood cell damage. These anemias include inherited disorders such as sickle cell disease and thalassemia, and acquired anemias such as the hemolytic anemia associated with dialysis. In addition, the Company believes, based on preclinical studies, that TR-520 may have potential therapeutic application in the treatment of acute renal failure, where low glutathione levels play a role in kidney tissue damage.

BOEHRINGER INGELHEIM

     In February 1997, the Company entered into an agreement with Boehringer Ingelheim International GmbH for the worldwide development and commercialization of Procysteine i.v. Under the BI Agreement, the Company granted BI an exclusive worldwide license to use and sell Procysteine i.v. for all pharmaceutical applications.

     The Company has principal responsibility for, and will bear all expenses related to, the clinical development of Procysteine i.v. for use in the treatment of ARDS in all countries other than Japan. In December 1997, BI exercised its rights under the BI Agreement to develop and commercialize Procysteine i.v. for the treatment of ARDS in Japan. The Company is also responsible for obtaining at its expense any necessary regulatory approvals relating to the use of Procysteine i.v. for the treatment of ARDS (other than in Japan, for which BI is responsible). BI is responsible for the worldwide marketing, sale and distribution of Procysteine i.v. for the treatment of ARDS. The Company has retained the right to co-promote Procysteine i.v. in the United States.

     The Company has also granted BI the right to participate in the development of and to commercialize Procysteine i.v. worldwide for the treatment and prevention of MOD. If BI exercises its rights with respect to the MOD indication, it will be required to share in clinical development funding or reimburse the Company for clinical development costs. However, BI is not required to exercise its rights until late in the product development process, if at all, and there can be no assurance that the Company will be able to gain access to the resources (financial and other) necessary to conduct required MOD clinical trials if BI declines to exercise its rights or defers such exercise until later in the product development process. If BI elects not to exercise its participation rights with respect to the MOD indication, all rights relating thereto will revert to the Company.

     The Company has also granted BI the right to participate in the development of and to commercialize Procysteine i.v. for use in indications other than ARDS and MOD. The Company has retained the right, subject to a right of first negotiation with BI, to develop and commercialize oral formulations of Procysteine, including for ALS and ASCVD. The Company has agreed not to commercialize oral formulations of Procysteine for any indication for which BI is participating in the development and commercialization of Procysteine i.v. The Company has agreed to manufacture, either directly or through contract manufacturers, and supply BI with Procysteine i.v. for clinical trials and commercial purposes.

     BI has paid the Company an upfront license fee of $5.0 million and has made a $5.0 million equity investment in the Company through the purchase of 500,000 shares of Common Stock at $10.00 per share in the Company's initial public offering in July 1997. The Company has agreed with BI to use the aggregate $10.0 million in proceeds from BI only for the clinical development of Procysteine i.v. for use in the treatment of ARDS. BI has also agreed to make additional payments to the Company, which could total up to $36.0 million, upon the achievement of clinical development and regulatory milestones relating to ARDS and, if BI exercises its participation rights, to MOD. More than half of these milestone payments are payable only with respect to MOD-related development. Because BI is not required to participate in the development and commercialization of Procysteine i.v. for MOD, there can be no assurance that BI will be obligated to make any of the milestone payments relating to the development of Procysteine i.v. for MOD. BI has also agreed to pay royalties (and, if applicable, co-promotion payments in the United States) on any sales of Procysteine i.v.

     The Company will be dependent upon the efforts of BI with respect to the commercialization of Procysteine i.v. There can be no assurance that BI will commit sufficient marketing resources to the commercialization of the Company's products. Any failure by BI to commit sufficient marketing resources to the commercialization of Procysteine i.v. would have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

     The Company is responsible for manufacturing and supplying BI with Procysteine i.v. for clinical trials and commercial purposes. The Company currently contracts with third-party manufacturers to produce its compounds for preclinical research and for clinical trials. If the Company commercializes Procysteine i.v., the Company expects to utilize third-party manufacturers for commercial production. The Company has established relationships with a third party to produce bulk quantities of Procysteine and with other parties to formulate the compound into intravenous and oral forms of Procysteine for clinical trials. Through third-party manufacturers and formulators, the Company believes it has produced sufficient Procysteine for use in its Phase III Clinical Trial. In addition, the Company believes that it will be able to reach arrangements with third-party manufacturers and formulators on commercially reasonable terms, and that it will not be necessary for it to develop internal manufacturing capability in order to successfully commercialize Procysteine. However, in the event that the Company is unable to obtain contract manufacturing or formulation services on reasonable terms, it may need to acquire manufacturing capability or it may be unable to commercialize its products as planned or satisfy its obligations under the BI Agreement. In February 1997, the Company's sole supplier of bulk drug substance for Procysteine was issued a warning letter by the FDA for failure to be in compliance with cGMP. During 1997, the Company conducted multiple site visits to the supplier and held detailed discussions with the supplier on resolving the noncompliance issues. In December 1997, the Company was informed by counsel for the supplier that the FDA, after reviewing the supplier's responses to FDA's concerns, now finds the supplier's manufacturing of drug substances to be acceptable. In any event, the Company believes that alternate suppliers of its bulk drug substance for Procysteine are available.

SALES AND MARKETING

     Under the BI Agreement, BI will be responsible for marketing Procysteine i.v., subject to certain co-promotion rights in the United States retained by Transcend. The Company plans to form additional strategic alliances with established pharmaceutical or biotechnology companies in order to finance the development of certain of its other product candidates. The Company may elect to establish a sales force to market and distribute those products for which it retains marketing rights or shares rights with corporate partners, including its copromotion rights under the BI Agreement. There can be no assurance that the Company will be able to establish in-house sales, marketing or distribution capabilities or enter into or maintain strategic relationships for sales, marketing and distribution on a timely basis, or at all.

PATENTS AND PROPRIETARY RIGHTS

     The Company's commercial success will depend to a significant extent on obtaining and enforcing patent protection for its products and methods, including methods for treating or preventing human disease, or for such products and methods licensed from third parties, maintaining trade secret protection and operating without infringing the proprietary rights of third parties. As of December 31, 1997, the Company owns or has exclusively licensed 16 United States patents and ten United States applications as well as counterparts of these patents and applications in various foreign jurisdictions. Of these, nine United States patents and three United States applications relate to the Company's business as described herein. Specifically, the Company owns a United States patent application for the use of Procysteine in treating and preventing the development of ARDS and MOD. During 1997, the Company received a final Office Action, from the USPTO, rejecting the claims of this patent application as being obvious over a combination of prior art references. Final Office Actions commonly are issued by the USPTO. While receipt of a final Office Action may impose certain procedural limitations on an applicant's subsequent submissions in a particular case, it does not signal the end of the prosecution process. The Company has responded to the final Office Action, by the presentation of additional arguments and facts in support of its position that the patent application contains patentable subject matter. There can be no assurance, however, that this patent application ultimately will issue as a patent in the United States, or, if it issues, as to the breadth of the claims. A corresponding European patent has issued and has been validated as national patents in Austria, Belgium, Denmark, France, Germany, Greece, Italy, Luxembourg, Monaco, the Netherlands, Portugal, Spain, Sweden, Switzerland, and the United Kingdom, all of which expire in 2011. Corresponding patent applications are pending in Canada, Australia and Japan.

     On July 24, 1997, the Company was informed that Zambon Group S.p.A. of Italy ("Zambon") had filed a Notice of Opposition in the European Patent Office against the Company's issued European patent for the use of Procysteine in treating pulmonary disease, including ARDS. On August 15, 1997, the Company was informed that Zambon had also filed a Notice of Opposition in the European Patent Office against the Company's issued European patent for the use of esters of Procysteine to stimulate the synthesis of glutathione in cells. The Company has examined the assertions made by Zambon in its Notices of Opposition and intends to present additional arguments and facts in support of its position that the patent contains patentable subject matter. An adverse decision by the European Patent Office in either opposition may result in revocation of the Company's respective European patent, and patents in individual European countries issued therefrom, or a narrowing of the claims of such patents, which could have a material adverse effect on the Company's business. No final decision would be expected from the European Patent Office for several years.

     The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved, particularly in regard to methods for treating or preventing human disease, and most particularly for diseases such as ARDS and MOD, for which the Company believes there is currently no commercially available drug for treatment or prevention. Substantial periods of time pass before the USPTO responds on the merits to patent applications and submissions on behalf of the inventors. In addition, the coverage claimed in a patent application can be significantly reduced or modified before and after a patent is issued. Consequently, there can be no assurance that any of the Company's or any licensor's pending or future patent applications will result in the issuance of patents or, if any patents are issued, whether the patents will be subjected to further proceedings limiting their scope, and whether they will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and patent applications in certain other countries generally are not published until more than 18 months after they are filed, and since publication of inventions in scientific or patent literature often lags behind actual dates of invention, the Company cannot be certain that it or any licensor was the first inventor of inventions covered by pending patent applications or that it or such licensor was the first to file patent applications on such inventions.

     There can be no assurance that the Company's or any licensor's patents, if issued, would not be found invalid or unenforceable by a court or that such patents would cover products or technologies of the Company's competitors. Competitors or potential competitors may have filed applications for or received patents, and may obtain additional patents and proprietary rights relating to products or methods for treating or preventing human disease that are competitive with those of the Company. To protect its proprietary rights, the Company may be required to participate in interference proceedings declared by the USPTO to determine priority of invention, which could result in substantial cost to the Company. Moreover, even if the Company's or any licensor's patents issue, there can be no assurance that they will provide sufficient proprietary protection or will not be later limited, circumvented or invalidated.

     The Company may be required to obtain licenses to patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents or other rights, or it may be unable to develop, manufacture or sell products.

     There is substantial uncertainty concerning whether human clinical data will be required for the issuance of patents for methods of treating or preventing human disease, particularly for diseases such as ARDS and MOD. If such data is required, the Company's ability to obtain patent protection could be delayed or otherwise adversely affected. Although the USPTO issued new utility guidelines in July 1995 that address the requirements for demonstrating utility for biotechnology inventions, including for inventions relating to methods for treating or preventing human disease, there can be no assurance that USPTO patent examiners will follow such guidelines or that the USPTO's position will not change with respect to what is required to establish utility for methods of using Procysteine or future potential products of the Company in the treatment of human diseases. In addition, there can be no assurance that compliance with such guidelines will result in valid and enforceable patents. Furthermore, the enactment of legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States Patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position. In addition, if this change results in a shorter period of patent coverage, and if the Company negotiates royalties based on the existence of a valid patent, the Company's business could be adversely affected.

     The Company also seeks to protect its proprietary technology, including technology which may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventor's rights agreements with its collaborators, advisors, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not be otherwise disclosed to, or discovered by, competitors. Moreover, the Company conducts a significant amount of research through academic advisors and collaborators who are prohibited from entering into confidentiality or inventor's rights agreements by their academic institutions. Any unauthorized dissemination of the Company's confidential information could have an adverse effect on the Company's business.

TECHNOLOGY AND LICENSE AGREEMENTS

     The Company was formed to develop and commercialize certain rights to patents and related technology covering methods of using Procysteine and the TR-500 Compounds ("Covered Technology") which were originally developed at Cornell Medical College and licensed to Baxter Healthcare Corporation ("Baxter"). In 1989, Baxter and Nestle, Clinical Nutrition, Inc. ("Nestle") established Clintec Nutrition Company ("Clintec"), and Baxter assigned its rights in the Covered Technology to Clintec. From 1988 to 1994, Baxter and Clintec completed various studies of Procysteine, including preclinical studies, assay development, toxicology, formulation and several clinical studies. In April 1994, the Company acquired rights to the Covered Technology from Cornell and Clintec.

  Cornell Research Foundation

     In connection with a Contribution Agreement dated April 5, 1994 (the "Contribution Agreement") between the Company and Clintec, the Company obtained an exclusive worldwide license from Cornell (the "Cornell Agreement") to certain patent as covering methods of using Procysteine to increase intracellular levels of glutathione and/or cysteine. The Company's rights under the Cornell Agreement include an exclusive license under a composition of matter patent for the TR-500 series of glutathione-repleting agents.

     In consideration for the licenses granted to Transcend under the Cornell Agreement, Cornell received 28,000 shares of Common Stock. In addition, Transcend agreed to (i) provide certain funding to Cornell Medical College (which was fully paid by the Company during 1997); (ii) pay royalties on sales of products covered by the licensed patents, if any; and (iii) pay annual minimum royalties which would be credited in any year against earned royalties due for such year. Under the Cornell Agreement, Transcend agreed to exercise due diligence in development and commercialization of products covered by the licensed patents. Any failure to exercise such diligence with respect to a particular technology licensed under the Agreement would permit Cornell to cause the license to become non-exclusive.

  Clintec Nutrition Company

     Pursuant to the Contribution Agreement, the Company acquired from Clintec various clinical supplies, data, records, contractual and intellectual property rights related to pharmaceutical applications of the Covered Technology. In connection with the Contribution Agreement, the Company had granted to Clintec an exclusive, royalty-free sub-license to the use of the Covered Technology for certain clinical nutrition and nutritional applications, while retaining exclusive rights to all pharmaceutical applications of the Covered Technology. In October 1997, Baxter and Nestle dissolved Clintec and the Company entered agreements effective in December 1997 with each of them, as the several successors of Clintec, under which the rights and obligations of the Company were substantially unchanged. Although no disputes have arisen to date regarding the exclusive rights of the Company, Clintec or its successors in their respective fields, such a dispute could have a material adverse effect on the Company's ability to enter into corporate alliances and license arrangements, and if resolved in a manner adverse to the Company would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company decides not to maintain a patent or decides to abandon an application covered by the agreements with Nestle and Baxter, either or both may assume the Company's obligations and receive an assignment of the patent or application.

COMPETITION

     The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery and development of products in the therapeutic areas pursued by the Company. Many of these entities have greater financial, technical, manufacturing and marketing resources than the Company. In addition, many of these competitors have become more active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed.

     The Company's ability to compete effectively will depend on its ability to advance its core technology, maintain a proprietary position in its technology and products, obtain required governmental approvals on a timely basis, attract and retain key personnel and develop effective products that can be manufactured cost-effectively and marketed successfully. The Company expects that competition among products approved for sales will be based, among other things, on efficacy, reliability, product safety, price and patent position.

     The Company believes there are currently no commercially available drugs to prevent or treat ARDS. There can be no assurance that research and development by others will not render any of the Company's planned products obsolete or uneconomical or result in therapies superior to any developed by the Company, or that any products developed by the Company will be preferred to any existing or newly developed technologies.

GOVERNMENT REGULATION

     The production, marketing, sales and distribution of the Company's products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs and certain biological products are subject to rigorous FDA regulation under the Federal Food, Drug and Cosmetic Act (the "FDCA"), and the regulations promulgated thereunder, as well as other federal and state statutes and regulations that govern, among others, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework can take a number of years and requires the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain regulatory approval, or any delay in obtaining such approvals, could adversely affect the marketing of products being developed by the Company, its ability to receive product or royalty revenues and its liquidity and capital resources.

     Human therapeutics are normally subject to rigorous preclinical and clinical testing. The standard process required by the FDA before a drug may be marketed in the United States includes (i) preclinical laboratory tests; (ii) submission to the FDA of an investigational new drug application ("IND"), which must be approved before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended indication; (iv) submission to the FDA of an NDA; and
(v) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

     Preclinical animal testing is generally conducted in the laboratory to evaluate the potential safety and efficacy of a drug. Although the results of preclinical testing may show the efficacy of a product tested in animals, and may support an application to begin clinical testing, subsequent clinical testing may not demonstrate comparable effectiveness in humans. The results of these animal studies are submitted to the FDA as part of the IND and NDA.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and, if applicable, the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the trial will be conducted. IRBs will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Typically, clinical evaluation involves a three-phase process. In Phase I, trials are conducted with a small number of human subjects to determine the safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with a larger group of patients afflicted with a specific condition in order to determine preliminary efficacy, optimal dosages and expanded evidence with respect to safety. In Phase III, large-scale, often multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety and efficacy required by the FDA and other regulatory authorities. There can be no assurance however, that the data derived from the Phase III Clinical Trial for Procysteine i.v., if resumed, would prove conclusive or sufficient for regulatory approval without further Phase III clinical trials. The pertinent Safety Monitoring Board or the FDA may suspend clinical trials at any time if they believe that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of an NDA. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or approve an NDA subject to postmarketing testing and surveillance or limitations on the indicated uses for which the subject drug may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Domestic manufacturing establishments are subject to inspection by the FDA and must comply with the FDA's current Good Maufacturing Practices ("cGMP"). To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

     The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases where fewer than 200,000 persons in the United States would be likely to receive the treatment. A drug that both receives orphan drug designation by the FDA and is the first product of a chemical moiety to receive FDA marketing approval for its indication is entitled to receive up to a seven-year exclusive marketing period in the United States for that indication. A drug that is considered by the FDA to be different from a particular orphan drug is not barred from sale in the United States during such exclusive marketing period. Legislation has previously been introduced in Congress to limit the marketing exclusivity provided for certain orphan drugs. Although the outcome of that legislation, if reintroduced, is uncertain, there remains a possibility that future legislation will limit the incentives currently afforded to the developers of orphan drugs.

     The Company has been granted orphan drug designation for Procysteine for the treatment of ARDS and ALS. There can be no assurance, however, that a product considered by the FDA to be different from Procysteine will not be successfully introduced by a competitor of the Company. Any such product would not be barred from sale in the United States by the designation of Procysteine as an orphan drug. If such a drug proved to be safer, more effective or less costly than Procysteine, the Company's business could be materially adversely affected.

     If and when the Company markets its products outside the United States, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign jurisdictions must be obtained prior to the commencement of human clinical trials or marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. In addition, the Company's products may be subject to export control.

EMPLOYEES

     As of February 28, 1997 the Company employed 23 persons, five of whom hold Ph.D. and/or M.D. degrees. The Company's employees are not members of a union, and the Company believes that it has good employee relations. All of the Company's employees have signed agreements obligating them to protect the proprietary nature of the Company's confidential information.

ITEM 2.  FACILITIES.

     The Company currently holds an operating lease on and occupies approximately 8,100 square feet of leased office and administrative space at 640 Memorial Drive, Cambridge, Massachusetts. The Company pays approximately $200,000 annually under its facilities lease. The lease on these facilities expires in December 1999. The Company believes that suitable additional space will be available to it, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive officers of the Registrant are as follows:

     Hector J. Gomez, M.D., Ph.D., age 59, has served as President, Chief Executive Officer and a director of the Registrant since November 1994. He previously served as Vice President of Medical Affairs at Vertex Pharmaceuticals Incorporated, a rational drug design company, from May 1992 to November 1994. From December 1991 to May 1992, Dr. Gomez served as Associate Vice President at Immunomedics, Inc., a biotechnology company. From December 1988 to December 1991, he served as Executive Director of Cardiovascular Clinical Research at CibaGeigy Corporation ("Ciba-Geigy"), a pharmaceutical company. Previously, Dr. Gomez served as Director of Clinical Research from 1985 to 1988, at Merck & Co., Inc. ("Merck"), a pharmaceutical company.

     John J. Whalen, M.D., age 51, has served as Executive Vice President and Chief Scientific Officer of the Registrant since October 1997. He previously served as Senior Vice President and Chief Scientific Officer of the Registrant from October 1995 to October 1997. In addition, he has served as Chairman of the Registrant's Scientific Advisory Board since October 1995. From 1990 to 1995, he served as Senior Vice President and General Manager of the Pharmaceutical Division at Alpha Therapeutic Corporation, a phamaceutical company. He has also held senior management positions as Vice President of Clinical Research at G.H. Besselaar Associates and as Director of Clinical Research for Cardiovascular/Rental Products at Merck, Sharp & Dohme Research Laboratories.

     B. Nicholas Harvey, age 37, has served as Senior Vice President, Finance, Chief Financial Officer and Secretary of the Registrant since October 1997. He previously served as Vice President, Finance, Chief Financial Officer and Secretary of the Registrant from December 1992 to October 1997. From February 1992 to December 1992, he was Treasurer at the Computer Power Group, a computer services and software company. From May 1986 to February 1989, he was Executive Director at Brunckhorst & Co., an Australian investment firm that he helped to found. Mr. Harvey received his B.Econ. and LL.B. from the Australian National University and his M.B.A. from the Harvard Business School in 1991.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     (a) Shares of the Company's Common Stock have been traded on the Nasdaq National Market under the symbol "TSND" since July 2, 1997, when the Company's registration statement on Form 8-A under the Exchange Act was declared effective. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported on the Nasdaq National Market.

                           1997                               HIGH      LOW
                           ----                               ----      ---
Third Quarter (July 2, 1997 through September 30, 1997)....  $10.12    $7.625
Fourth Quarter.............................................  $ 9.00    $6.00

     During the fiscal year ended December 31, 1997, the Company made the sales of unregistered equity securities described below. Other than the stock options described in paragraph three below, all such sales were consumated prior to the closing of the initial public offering of the Company's Common Stock in July 1997. No underwriters were engaged in connection with any such sales. The issuances of equity securities in the transactions described in paragraphs one and two below were made in reliance upon exemptions from registration requirements provided by Section 4(2) of the Securities Act and/or Regulation D under the Securities Act. The issuances of stock options described in paragraph three below were made in reliance upon the exemption from registration requirements provided by Rule 701 under the Securities Act.

        (1) In March 1997, the Company sold an aggregate of 1,039,000 shares of Nonconvertible Preferred Stock and warrants to purchase 34,630 shares of Common Stock, to a group of investors, resulting proceeds to the Company of approximately $1.0 million, Such warrants are exercisable upon issuance and expire five years from the date of issuance.

        (2) In May 1997, the Company agreed to issue additional warrants to the holders of its Nonconvertible Preferred Stock to purchase an aggregate of 17,320 shares of Common Stock.

        (3) During 1997, the Company granted options to purchase 353,568 shares of Common Stock at exercise prices ranging from $0.50 to $11.00 per share.

     (b) The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $.01 par value share, which closed in July 1997.

        (1) The effective date of the Registration Statement on Form S-1 for the offering was July 9, 1997, and the commission file number of the Registration Statement is 333-22817.

        (2) The offering commenced on July 9, 1997.

        (3) Not applicable. (The offering did not terminate prior to the sale of any securities.)

        (4) (i) The offering terminated on or about July 27, 1997. All of the shares of Common Stock registered were sold prior to the termination of the offering.

           (ii) The managing underwriters for the offering were EVEREN Securities, Inc. and Principal Financial Securities, Inc.

           (iii) The Company registered shares of its common stock, $.01 par value per share, in the offering.

           (iv) All of the 1,800,000 shares of common stock registered in the offering were registered and sold for the account the Company. The aggregate offering price of the shares registered and sold was $18,000,000.

           (v) From July 2, 1997 to December 31, 1997, the actual expenses incurred for the account of the Company in connection with the offering were as follows:

                  Underwriting discount....................  $1,260,000
                  SEC registration fee.....................       9,758
                  NASD filing fee..........................       7,440
                  Nasdaq National Market listing fee.......      35,260
                  Travel-related expenses..................     115,000
                  Transfer agent and Registrar fees........       5,000
                  Accounting fees and expenses.............     232,000
                  Legal fees and expenses..................     285,000
                  Printing and mailing expenses............     235,000
                  Miscellaneous............................      75,542
                            Total..........................  $2,260,000

                 Payments of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

           (vi) The net offering proceeds to the Company after expenses were approximately $15.7 million.

           (vii) From July 2, 1997, the effective date of the Registration Statement, to December 31, 1997, the Company has used the net offering proceeds to the Company as follows:

                   Accrued contract research payment.........  $130,000
                   Payment of operating expenses.............  $370,000
                             Total...........................  $500,000

                 Payments of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

           (viii) Not applicable. (The above described use of proceeds does not materially differ from the use of proceeds described in the Prospectus for the offering.)

     On March 25, 1998, there were approximately 750 holders of the Company's Common Stock. On March 25, 1998, the closing price of the Company's Stock on the Nasdaq National Market was $4.00 per share.

DIVIDENDS

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the operation and growth of its business and therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1993      1994       1995       1996        1997
                                           ------    -------   --------   --------    --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue................................  $6,095(1) $    --   $     --   $     --    $  5,000(2)
  Operating expenses:
     Research and development............   4,498      2,627      2,739      1,968       4,510
     General administration..............   1,626      1,115      1,645      1,834       3,339
                                           ------    -------   --------   --------    --------
          Total operating expenses.......   6,124      3,742      4,384      3,802       7,849
                                           ------    -------   --------   --------    --------
  Loss from operations...................     (29)    (3,742)    (4,384)    (3,802)     (2,849)
  Other income (expense).................      --        139        (66)      (325)        588
                                           ------    -------   --------   --------    --------
  Net loss...............................     (29)    (3,603)    (4,450)    (4,127)     (2,261)
  Accretion of Nonconvertible Redeemable
     Preferred Stock.....................      --     (1,111)    (1,481)    (5,080)(3)     (178)
                                           ------    -------   --------   --------    --------
  Net loss to common stockholders........  $  (29)   $(4,714)  $ (5,931)  $ (9,207)   $ (2,439)
                                           ======    =======   ========   ========    ========
  Net loss per common share(4)...........                      $  (7.77)  $(11.94)    $ (0.75)
                                                               ========   ========    ========
  Weighted average common shares
     outstanding(4)......................                           763        771       3,267
                                                               ========   ========    ========

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1993      1994       1995       1996        1997
                                           ------    -------   --------   --------    --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Restricted cash........................      --         --         --         --    $  5,805
  Unrestricted cash and cash
     equivalents.........................  $   66    $ 3,461   $  1,276   $    640      10,988
  Working capital (deficit)..............     (63)     3,136        733         96      15,320
  Total assets...........................     107      4,257      1,866      1,566      17,426
  Senior secured convertible notes.......      --         --      2,000         --          --
  Redeemable preferred stock.............      --      8,100      9,581     20,176          --
  Deficit accumulated during the
     development stage...................     (28)    (3,631)    (8,081)  (19,719)     (21,980)
  Total stockholders' equity (deficit)...     (28)    (4,368)   (10,297)  (19,235)      15,766

---------------

(1) Reflects a one-time contract research fee of $6,095,000 for various research and development services. See Note 2 of Notes to Financial Statements.

(2) Reflects a one-time license fee of $5.0 million received in connection with the signing of the BI Agreement. See "Business -- Boehringer Ingelheim."

(3) Includes approximately $4.0 million of additional accretion relating to the exchange of the Series C Convertible Preferred Stock in September 1996.

(4) See Note 2 of Notes to Financial Statements for information concerning the computation of net loss per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company develops novel pharmaceuticals, with its initial compounds focusing on the treatment of diseases associated with oxidative stress and resulting tissue damage. Since inception, the Company has devoted substantially all of its resources to the development of Procysteine and related compounds. The Company has generated no revenue from product sales and has been dependent upon funding from external financing, contract research and interest income.

     In May 1997, the Company began a Phase III clinical trial for the use of Procysteine i.v. for the treatment of ARDS. Following a review of preliminary mortality data on a total of 213 patients enrolled in the Phase III clinical trial through March 18, 1998, an independent Safety Monitoring Board concluded that the incidence of all cause mortality in patients receiving Procysteine i.v. was higher than the incidence in patients receiving a placebo. On March 20, 1998, the Company suspended the Phase III clinical trial following the recommendation of the Safety Monitoring Board. The Company intends to conduct a full review of the data to determine whether to resume its work with Procysteine i.v. for the treatment of ARDS.

     In February 1997, the Company entered into an agreement with Boehringer Ingelheim International GmbH for the worldwide development and commercialization of Procysteine i.v. Under the BI Agreement, the Company granted BI an exclusive worldwide license to use and sell Procysteine i.v. for all pharmaceutical applications. The Company has agreed with BI to use an aggregate of $10.0 million in proceeds from BI only for the clinical development of Procysteine i.v. for use in the treatment of ARDS. The Company incurred $7.3 million of ARDS development expenses under the BI Agreement through February 28, 1998 of which $5.8 million has been paid through February 28, 1998.

     The Company has accumulated net losses of $22.0 million through December 31, 1997. Losses have resulted principally from costs incurred for clinical and product development and from general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years, and expects such losses to increase as the Company advances its clinical development programs. The Company's ability to achieve profitability is dependent on its ability to successfully complete development of, and obtain regulatory approval for, its planned products, enter into agreements for commercialization of such products and successfully market such products, as to which there can be no assurance.

INITIAL PUBLIC OFFERING

     In July 1997, the Company completed its initial public offering of 1.8 million shares of Common Stock. The Company received approximately $15.7 million in proceeds from the sale (net of approximately $2.3 million in underwriting discounts, commissions and offering costs), including an equity investment of $5.0 million by BI.

YEAR 2000 INFORMATION

     The Company utilizes computer technologies throughout its business to effectively carry out its day to day operations. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the Year 2000 approaches. The Company believes that its current systems are adequate with regard to the date recognition issues inherent with the Year 2000 and does not believe that there will be a significant impact on its results of operations or financial condition as a result of any necessary upgrades or systems changes.

RESULTS OF OPERATIONS

     FISCAL 1997 COMPARED TO FISCAL 1996

     The Company earned revenues of $5.0 million consisting of a non-refundable, non-creditable licensing fee received under the BI Agreement in the year ended December 31, 1997 and no revenues in the year ended December 31, 1996.

     The Company's total operating expenses for the years ended December 31, 1997 and 1996 were $7.9 million and $3.8 million, respectively. Research and development expenses for the years ended December 31, 1997 and 1996 were $4.5 million and $2.0 million, respectively. Research and development expenses increased in 1997 from 1996 due to expenditures associated with the Company's ongoing Phase III ARDS clinical trial which commenced in the second quarter of 1997. General and administrative expenses for the years ended December 31, 1997 and 1996 were $3.3 million and $1.8 million, respectively. General and administrative expenses increased in 1997 from 1996 due primarily to higher compensation expenses and recruiting costs, costs associated with the transition of the Company's operations from a private entity to a publicly traded company, and professional fees related to the BI Agreement.

     Other income (expense) for the years ended December 31, 1997 and 1996 consists of interest income and interest expense. Interest income for the years ended December 31, 1997 and 1996 were $588,000 and $30,000, respectively. Interest income increased in 1997 as compared to 1996 primarily due to higher cash balances available for investment following receipt of the $5.0 million BI License fee and $15.7 million of net proceeds from the Company's initial public offering in July 1997 . The Company incurred interest expense of $355,000 in the year ended December 31, 1996 on outstanding senior secured convertible term notes, payable in shares of Series A and Series B Convertible Preferred Stock. There were no senior secured convertible notes outstanding in 1997.

     Net loss for the years ended December 31, 1997 and 1996 were $2.3 million and $4.1 million, respectively.

     FISCAL 1996 COMPARED TO FISCAL 1995

     The Company earned no revenue in 1996 and 1995.

     The Company's total operating expenses for the years ended December 31, 1996 and 1995 were $3.8 million and $4.4 million, respectively. Research and development expenses for the years ended December 31, 1996 and 1995 were $2.0 million and $2.7 million, respectively. Research and development expenses decreased in 1996 from 1995 due to completion of the Phase II clinical trial for ARDS in June 1996, reduced clinical costs for oral Procysteine and reduced assay, formulation, development and clinical material costs. General and administrative expenses for the years ended December 31, 1996 and 1995 were $1.8 million and $1.6 million, respectively. General and administrative expenses increased in 1996 from 1995 due primarily to increased business development expenses.

     Other income (expense) for the years ended December 31, 1996 and 1995 consists of interest income and interest expense. Interest income for the years ended December 31, 1996 and 1995 were $30,000 and $111,000, respectively. Interest income decreased in 1996 as compared to 1995 primarily due to reduced cash balances available for investment. The Company incurred interest expense, payable in shares of Series A and Series B Convertible Preferred Stock, for the years ended December 31, 1996 and 1995, of $355,000 and $178,000, respectively, related to the Company's senior secured convertible notes.

     Net loss for the years ended December 31, 1996 and 1995 were $4.1 million and $4.5 million, respectively.

  Inflation and Income Taxes

     Inflation did not have a significant effect on the Company's results of operations in the two-year period ended December 31, 1997.

     No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of December 31, 1997, the Company had deferred tax assets of $7.2 million. Because of uncertainties surrounding the realization of those favorable tax attributes in future tax periods, all of the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 1997, the Company had total net operating loss carryforwards of $11.3 million and federal and state tax credits of approximately $2.6 million, both of which expire on dates through 2012. The Company's ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily with $30.3 million from the sale of equity securities and convertible notes, $11.1 million in contract research and license fee payments, and $868,000 in interest income. In July 1997, the Company received $16.7 million in gross proceeds from its initial public offering (net of $1.3 million in underwriting fees and commissions). Of the $16.7 million in gross proceeds, $1.0 million of offering costs were deducted for net proceeds of $15.7 million from the offering.

     The Company had restricted cash and unrestricted cash and cash equivalents of approximately $16.8 million at December 31, 1997, compared to $640,000 at December 31, 1996. Such amount at December 31, 1997 includes approximately $5.8 million which is restricted for use in ARDS development. Pursuant to the BI Agreement, the Company must use the BI license fee of $5.0 million and an equity investment by BI of $5.0 million exclusively for ARDS development expenses. Since March 1997, the Company had incurred $5.6 million of ARDS development expenses under the BI Agreement, of which $4.2 million had been paid as of December 31, 1997. The Company incurred additional ARDS development expenses of $1.7 million through February 28, 1998. As of February 28, 1998, the Company has incurred a total of $7.3 million of ARDS development expenses of which $5.8 has been paid.

     The Company expects negative cash flows from operations to continue and to increase for the foreseeable future.

     The Company anticipates that its existing cash and cash equivalents available at December 31, 1997 will be sufficient to fund its operating expenses to May 1999. However, there can be no assurance that the Company's estimates of future operating losses and operating expenses are accurate. The Company's actual working capital needs and funding requirements will depend upon numerous factors, including the progress of the external research and development programs being supported by the Company, the magnitude and scope of these activities, the timing, costs and results of preclinical and clinical testing, the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing and sales capabilities, if any, whether BI elects to participate in and co-fund the development of the Company's MOD program, the ability of the Company to establish new and maintain existing collaborative arrangements with BI and other companies to provide funding to the Company, the costs of any acquisitions and/or licensing of technology rights, products or businesses, the technological advances and activities of competitors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and reimbursement matters and other factors. The Company intends to seek additional funding through corporate collaborations. There can be no assurance that the Company will be able to negotiate such agreements on acceptable terms, or at all. The Company will also seek additional funding through public or private financings. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. Debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain of its product development programs, to license to others rights to commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself or cease operations.

REVENUE RECOGNITION AND FUNDED RESEARCH

     Revenues from the nonrefundable $5.0 million BI license fee payment were recognized as license revenues upon execution of the BI Agreement. Non-refundable fees, collection of which is subject to the achievement of clinical development and regulatory milestones, will be recorded when such milestones are attained.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING THOSE REGARDING THE COMPANY'S EFFORTS IN THE DEVELOPMENT AND COMMERCIALIZATION OF ITS POTENTIAL PRODUCT CANDIDATES. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL

FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

     SUSPENSION OF PHASE III CLINICAL TRIAL. On March 20, 1998, following the recommendation of an independent Safety Monitoring Board, the Company announced that it had suspended its Phase III Clinical Trial of Procysteine i.v., the Company's lead product candidate, for the treatment of ARDS. The Company intends to conduct a full review of the data to determine whether to resume its work with Procysteine i.v. for the treatment of ARDS. If the Company resumes its work with respect to the use of Procysteine i.v. for the treatment of ARDS, the Company could elect to either resume the Phase III Clinical Trial or to commence a new Phase III Clinical Trial. There can be no assurance that any Phase III clinical trial will demonstrate the safety and efficacy of Procysteine i.v. to the extent necessary to obtain regulatory approvals or that the FDA would not require additional studies to support regulatory approval. If the Company does not resume its work with Procysteine i.v. for the treatment of ARDS, the Company's business, financial condition and results of operations would be adversely affected. In addition, in the event that Procysteine does not prove to be safe and effective, it is unlikely that the Company would continue to pursue development of the use of intracellular glutathione repleting agents for the treatment of oxidative stress, including MOD, and the Company's business, financial condition and results of operations would be materially and adversely affected. Even if the Phase III Clinical Trial is resumed or the Company commences a new Phase III clinical trial, the suspension will result in a substantial increase in costs which will have a material adverse effect on the business, financial condition and results of operations of the Company. Under its agreement with BI, the Company has agreed to use $10 million in proceeds from BI for the clinical development of Procysteine i.v. for use in the treatment of ARDS.

     EARLY STAGE OF PRODUCT DEVELOPMENT. Development of new pharmaceuticals, including Procysteine and the Company's other glutathione-repleting agents (the TR-500 compounds), is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent the product development efforts of the Company and have a materially adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's current potential products or any future potential products will advance to clinical trials, prove safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully marketed. In addition, there can be no assurance that the Company's Phase III Clinical Trial will be resumed in the near future or at all, be completed on a timely basis or at all, that the trial will demonstrate the safety and efficacy of Procysteine to the extent necessary to obtain regulatory approvals, or that the FDA will not require additional studies to support regulatory approval.

     UNCERTAINTY ASSOCIATED WITH CLINICAL TRIALS. The rate of completion of clinical trials is dependent upon, among other factors, the enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial to be performed, the existence of competitive clinical trials and the availability of other approved therapies. The protocol for the Company's Phase III Clinical Trial of Procysteine for ARDS calls for an interim analysis to confirm the appropriateness of the sample size. The results of the analysis could lead the Company to increase the number of patients in the trial. Delays in planned patient enrollment or increases in the number of required patients in the Company's Phase III Clinical Trial, if resumed, or future clinical trials of Procysteine or other potential products may result in increased costs, program delays or both, which would have a material adverse effect on the Company. In addition, the Company has a limited clinical staff and, as a result, will rely on third parties to assist it in monitoring and analyzing the Company's clinical trial results, including any Phase III clinical trial of Procysteine i.v. for ARDS, if resumed, which may result in delays in completing, or failure to complete, clinical trials if such third parties fail to perform under their agreements with the Company or fail to meet regulatory standards in the performance of their obligations under such agreements. There can be no assurance that, if the Phase III Clinical Trial is resumed and completed, the Company will be able to submit a new drug application ("NDA") or its equivalent in countries outside the United States as scheduled or that any such application will be reviewed and approved by the FDA or comparable agencies in foreign countries in a timely manner, or at all. See "Business -- Government Regulation." Even if cleared by the FDA or the regulatory authorities of other countries, Procysteine may later be shown to be unsafe or to not have its purported effect, thereby preventing its widespread use or requiring its withdrawal from the market.

     DEPENDENCE ON BOEHRINGER INGELHEIM. Under the BI Agreement, the Company granted BI an exclusive worldwide license to use and sell Procysteine i.v. for all pharmaceutical applications. The Company has retained certain rights with respect to the marketing and sales of Procysteine i.v. in the United States. See "Business -- Boehringer Ingelheim." There can be no assurance that BI will commit sufficient marketing resources to the commercialization of Procysteine i.v. or otherwise perform its obligations under the BI Agreement. The failure of BI to commit sufficient marketing resources to the commercialization of Procysteine i.v. or otherwise perform its obligations under the BI Agreement would have a material adverse effect on the Company's business, financial condition and results of operations.

     Under the BI Agreement, the Company has principal responsibility for, and will bear all expenses related to, the clinical development of Procysteine i.v. for use in the treatment of ARDS in all countries other than Japan, including expenses relating to regulatory approval. In addition, the Company is responsible for manufacturing and supplying BI with Procysteine i.v. for clinical trials and commercial purposes, including responsibility for manufacturing-related regulatory compliance. The Company's right to receive milestone payments and, ultimately, royalties is based upon successful performance of such obligations. There can be no assurance that the Company will have the financial or logistical resources to meet these obligations or that the Company will achieve the development and regulatory milestones necessary to earn such payments. Failure to perform these obligations or achieve such milestones would have a material adverse effect on the Company's business, financial condition and results of operations.

     Pursuant to the BI Agreement, BI agreed to make certain milestone payments to the Company, which could total up to $36.0 million, more than half of which is payable only with respect to development relating to MOD. BI has no obligation to participate in such development. There can be no assurance that the Company will be able to gain access to the resources (financial and other) necessary to conduct required MOD clinical trials or complete the development of Procysteine i.v. for MOD if BI declines to exercise its rights or defers such exercise until later in the product development process or that the Company will ever receive milestone payments in connection with its MOD program.

     The BI Agreement is subject to termination by either party for a material breach by the other party which is not cured within 90 days. In addition, BI has the right to terminate the agreement at any time (i) within six months after completion of the Phase III Clinical Trial, or (ii) within 30 days after notice that the Company intends, without the consent of BI, to file an NDA for Procysteine i.v. for the treatment of ARDS. Any such termination would have a material adverse effect on the Company's business, financial condition and results of operations.

     NO ASSURANCE OF FDA APPROVAL; COMPREHENSIVE GOVERNMENT REGULATION. The research, development, clinical testing, manufacturing and marketing of therapeutic products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. All of the Company's potential products will require governmental approvals for commercialization, which approvals have not yet been obtained and are not expected to be obtained for several years, if at all. Preclinical and clinical trials and manufacturing of all of the Company's potential products, including its lead product candidate, Procysteine, will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. The regulatory process, which includes preclinical studies and clinical testing of potential products to establish their safety and efficacy, requires many years to complete and the expenditure of substantial resources. Delays in obtaining such approvals could adversely affect the marketing of products developed by the Company and the Company's ability to generate commercial product revenues. There can be no assurance that requisite regulatory approvals will be obtained within a reasonable period of time, if at all. Moreover, if regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which such product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Failure to pass such inspections could result in suspension of manufacturing, withdrawal of approval, recall of product from the market or other regulatory sanctions, any of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Any violation of, and the cost of compliance with, such laws and regulations could adversely affect the Company's operations.

     UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success, growth and profitability will depend primarily on market acceptance of Procysteine, if cleared for marketing by the FDA, for the treatment of ARDS and other indications targeted by the Company. Even if the benefits of Procysteine are established as clinically significant, physicians, pharmacists and other health care providers may elect not to purchase, prescribe or administer Procysteine for any number of reasons. As a result, there can be no assurance that demand for Procysteine will be sufficient to allow for profitable operations. Because Procysteine represents the Company's primary product focus, if Procysteine does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operation would be materially and adversely affected.

     DEPENDENCE ON RESEARCH AND CLINICAL COLLABORATORS AND SCIENTIFIC
ADVISORS. The Company does not have any research facilities and does not intend to conduct internal discovery activities. Substantially all of the Company's research and clinical testing activities are performed by third parties. The Company depends upon academic and other institutions for research, development and clinical testing and for access to technology. Such collaborators are not employees of the Company and the Company has limited control over their activities. The failure of these third parties to perform their obligations under agreements with the Company or to devote adequate time to the Company's projects could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also seeks to protect its proprietary technology, including technology which may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventor's rights agreements with its collaborators, advisors, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not be otherwise disclosed to or discovered by competitors. Any unauthorized dissemination of the Company's confidential information could have an adverse effect on the Company's business. The Company's completion of any Phase III clinical trial of Procysteine i.v. for ARDS, and the research and development of and access to other potential products or technologies will depend on continued collaborations with researchers at academic and other institutions. There can be no assurance that the Company will be able to negotiate additional acceptable collaborations with collaborators at academic and other institutions or that its existing collaborations will be successful.

     RAPID TECHNOLOGICAL CHANGE; INTENSE COMPETITION. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change, and competition in these industries is intense and is expected to increase. Many of the Company's competitors are actively engaged in the research and development of products in the Company's targeted areas. Competitors of the Company in the United States and abroad are numerous and include, among others, pharmaceutical and biotechnology companies, universities and other research institutions. Many of these competitors have substantially greater financial and technical resources and product and marketing capabilities than the Company, as well as considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures, and certain of these competitors may compete with the Company in establishing development and marketing agreements with pharmaceutical companies. There can be no assurance that research and development by others will not receive regulatory approval before that of the Company or render any of the Company's planned products obsolete or uneconomical, or that any products developed by the Company will be preferred to any existing or newly developed technologies or therapies.

     LIMITED SOURCE OF SUPPLY; DEPENDENCE ON THIRD-PARTY MANUFACTURERS. To be successful, the Company's products, including Procysteine, if successfully developed, must be manufactured in commercial quantities in accordance with regulations prescribed by the FDA, at acceptable costs and on a timely basis and in accordance with the Company's obligations to any collaborators, including BI. The Company is responsible for manufacturing and supplying BI with Procysteine i.v. for clinical and commercial purposes. The Company does not have the capability to manufacture products under cGMP regulations prescribed by the FDA and does not intend to develop such a capability in the near future. Accordingly, the Company anticipates that, for the foreseeable future, it will pursue a strategy of seeking production capability from outside vendors or corporate collaborators. The Company does not have a long term, fixed price supply agreement for Procysteine, but rather obtains Procysteine by issuing purchase orders to its supplier on an as needed basis. In February 1997, the Company's sole supplier of bulk drug substance for Procysteine was issued a warning letter by the FDA for failure to be in compliance with cGMP. During 1997, the Company conducted multiple site visits to the supplier and held detailed discussions with the supplier on resolving the noncompliance issues. In December 1997, the Company was informed by counsel for the supplier that the FDA, after reviewing the supplier's responses to FDA's concerns, now finds the supplier's manufacturing of drug substances to be acceptable. There can be no assurance however that the Company's existing or future outside vendors or prospective corporate collaborators will be able to manufacture Procysteine or any other product which is successfully developed by the Company on a commercial scale in compliance with cGMP or other regulatory guidelines or that any collaborator or vendor will be able to manufacture such products on a timely basis or in quantities of a quality or at prices which will be commercially viable or beneficial for the Company or will satisfy the Company's obligations to any collaborators, including BI. A failure to obtain third party manufacturing on commercially acceptable terms and on a timely basis, would delay or foreclose the Company's ability to commercialize products, in which case its business, financial condition and results of operations would be materially and adversely affected.

     LACK OF COMMERCIAL SALES AND MARKETING EXPERIENCE; DEPENDENCE ON STRATEGIC ALLIANCES. The Company does not have experience in marketing, sales, distribution or support of commercial products. To succeed in marketing any of its products, the Company must develop and maintain a sales force with sufficient marketing and technical expertise to commercialize and provide support for its products. Alternatively, the Company must obtain such capabilities through third parties. To date, the Company has entered into one strategic alliance for the development and marketing of intravenous formulations of the Company's lead product candidate, Procysteine. There can be no assurance however that the Company will be able to establish in-house sales and distribution capabilities or gain market acceptance for its products or enter into other strategic relationships without undue delays or expenditures. Any such delay or expenditure could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that current or future collaborators, if any, will commit sufficient marketing and other resources towards developing, promoting and commercializing its products. Further, competitive conflicts may arise among these third parties that could prevent them from working cooperatively with the Company. The amount and timing of resources devoted to these activities by such parties generally would be controlled by such partners. In addition, strategic relationships generally provide the collaborator with the right to terminate an agreement in part or in full under certain circumstances. Any termination of a strategic relationship for any reason could substantially reduce the likelihood that the collaborative product candidate would be developed, would obtain regulatory approvals and be successfully commercialized on a timely basis, if at all, and any such termination could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations. The Company's royalties from sales of products licensed to collaborators, if any, may be less than the revenues the Company could have generated had it commercialized and marketed products itself. There can be no assurance that the Company would be successful in establishing or maintaining future collaborative arrangements, that any collaborative partners would be successful in developing and commercializing products or that the Company would generate revenues from royalties sufficient to offset the Company's significant investment in research and development and other costs.

     PATENT AND PROPRIETARY RIGHTS; THIRD-PARTY RIGHTS. The Company's commercial success will depend, to a significant extent, on the Company's and any licensor's ability to obtain patent protection for its products and methods, including methods for treating or preventing human disease. The Company is conducting research and expects to seek additional patents in the future. The Company's success will depend to a significant extent on its ability to obtain and enforce patents, maintain trade secret protection and operate without infringing the patents and proprietary rights of third parties.

     The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved, particularly in regard to methods for treating or preventing human diseases, and most particularly for diseases such as ARDS and MOD for which the Company believes there is currently no commercially available drug for prevention or treatment. Substantial periods of time pass before the USPTO responds on the merits to patent applications and submissions on behalf of the inventors. In addition, the coverage originally claimed in a patent application can be significantly reduced or modified before and after a patent is issued. Consequently, there can be no assurance that any of the Company's or any licensor's pending or future patent applications will result in the issuance of patents or, if any patents are issued, whether the patents will be subjected to further proceedings limiting their scope, and whether they will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and patent applications in certain other countries generally are not published until more than 18 months after they are filed, and since publication of inventions in scientific or patent literature often lags behind actual dates of invention, the Company cannot be certain that it or any licensor was the first inventor of inventions covered by pending patent applications or that it or such licensor was the first to file patent applications on such inventions.

     There can be no assurance that the Company's or any licensor's patents, if issued, would not be found invalid or unenforceable by a court or that such patents would cover products or technologies of the Company's competitors. Competitors or potential competitors may have filed applications for or received patents, and may obtain additional patents and proprietary rights relating to products or methods for treating or preventing human disease that are competitive with those of the Company. To protect its proprietary rights, the Company may be required to participate in interference proceedings declared by the USPTO to determine priority of invention, which could result in substantial cost to the Company. Moreover, even if the Company's or any licensor's patents issue, there can be no assurance that they will provide sufficient proprietary protection or will not be later limited, circumvented or invalidated.

     There is substantial uncertainty concerning whether human clinical data will be required for the issuance of patents for methods of treating or preventing human disease, particularly for diseases such as ARDS and MOD, for which the Company believes there is currently no commercially available drug for prevention or treatment. If such data is required, the Company's ability to obtain patent protection could be delayed or otherwise adversely affected. Although the USPTO issued new utility guidelines in July 1995 that address the requirements for demonstrating utility for biotechnology inventions, including for inventions relating to methods for treating or preventing human diseases, there can be no assurance that USPTO patent examiners will follow such guidelines or that the USPTO's position will not change with respect to what is required to establish utility for methods of using Procysteine or future potential products of the Company in the treatment of human diseases. Nor can it be assured that compliance with such guidelines will result in patents that are valid and enforceable. Furthermore, the enactment of legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patents that issue from patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate 20 years from the earliest claimed filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a 20 year term from the claimed date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position. In addition, if this change results in a shorter period of patent coverage, and if the Company negotiates royalties based on the existence of a valid patent, the Company's business could be adversely affected.

     The Company was independently approached by an individual, employed by the University of Wisconsin, claiming to be the first and sole inventor of the use of Procysteine in the treatment of patients with amyotrophic lateral sclerosis ("ALS"). A United States patent application, naming the individual as sole inventor, has been filed at the Company's expense. There can be no assurance that the subject matter of the patent application is patentable over prior art. Further, there can be no assurance that the Company will be able to obtain a license to any patent that issues or that any such license, if obtained, would be on terms acceptable to the Company. If the Company cannot obtain such a license, the Company will not be able to develop, market and sell Procysteine for use in the treatment of ALS.

     The Company also seeks to protect its proprietary technology, including technology which may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventor's rights agreements with its collaborators, advisors, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not be otherwise disclosed to, or discovered by, competitors. Moreover, the Company conducts a significant amount of research through academic advisors and collaborators who are prohibited from entering into confidentiality or inventor's rights agreements by their academic institutions. Any unauthorized dissemination of the Company's confidential information could have an adverse effect on the Company's business.

     MANAGEMENT OF GROWTH; RISK OF ACQUIRING NEW TECHNOLOGIES. One of the Company's strategies is to build a product pipeline by acquiring and/or licensing technology rights, products or businesses. The Company's strategy could involve the retention of additional personnel, the establishment of new or expanded facilities and the acquisition of technology rights, products, equipment, businesses or assets of other companies. There can be no assurance that the Company will be able to manage successfully the growth and expansion of its operations. Failure of the Company to manage its growth, or any specific acquisition of additional capabilities, could have a material adverse effect on the Company's business, operating results and financial condition.

     PRODUCT LIABILITY. The testing, marketing and sale of human therapeutic products entail an inherent risk of exposure to product liability claims by consumers, health care providers, pharmaceutical and biotechnology companies or other sellers of the Company's products. There can be no assurance that substantial product liability claims will not be asserted against the Company. While the Company has liability insurance with respect to clinical trials, there can be no assurance that the Company will be able to maintain clinical trial liability insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. The Company does not have product liability insurance coverage for the commercial sale of Procysteine, the Company's lead product candidate. The Company will seek to obtain product liability insurance coverage for commercial sales if and when its products are commercialized. However, there can be no assurance that adequate insurance coverage will be available in sufficient amounts and at acceptable costs, if at all. In addition, pursuant to the terms of the licensing agreements entered into by the Company, including the agreement licensing methods of using Procysteine in the treatment of human diseases, the Company has agreed to indemnify certain third parties with respect to losses incurred as a result of the manufacture, supply or sale of potential product candidates. The Company has also agreed to indemnify BI with respect to any claims relating primarily to the manufacture of Procysteine i.v. Any indemnification or product liability claim or product recall could inhibit or prevent commercialization of products being developed by the Company and otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

     UNCERTAINTY OF PHARMACEUTICAL PRICING, REIMBURSEMENT AND RELATED
MATTERS. The Company's business, financial condition and results of operations may be materially adversely affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, the Company expects that there will continue to be a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such regulatory proposals will be adopted or the effect such proposals may have on its business, the pendency of such proposals could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals could have a material adverse effect on the Company in general. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that the Company or its strategic partners, if any, receive for any products in the future and could have a material adverse effect on the

Company's business, financial condition and results of operations. In addition, if adequate coverage and reimbursement levels are not provided by government and other third-party payors for the Company's products, the market acceptance of these products may be reduced, which may have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors..............................   26
Balance Sheets..............................................   27
Statements of Operations....................................   28
Statements of Redeemable Preferred Stock and Stockholder's
  Equity (Deficit)..........................................   29
Statements of Cash Flows....................................   30
Notes to Financial Statements...............................   31

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Transcend Therapeutics, Inc.

     We have audited the accompanying balance sheets of Transcend Therapeutics, Inc. (a company in the developmental stage)(the Company) as of December 31, 1997 and 1996, and the related statements of operations, redeemable preferred stock and stockholders equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997 and the period January 1, 1993 (commencement of operations) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Therapeutics, Inc. (a company in the development stage) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and the period January 1, 1993 (commencement of operations) to December 31, 1997, in conformity with generally accepted accounting principles.

                                                 /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 9, 1998

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                                  ----           ----
                                         ASSETS
Current assets:
  Restricted cash...........................................  $  5,805,188
  Unrestricted cash and cash equivalents....................    10,988,461   $    639,626
  Prepaid expenses and other current assets.................       161,105         39,579
  Other assets..............................................        25,000         41,328
                                                              ------------   ------------
Total current assets........................................    16,979,754        720,533
Property and equipment, net.................................       110,608         46,108

Other assets:
  Deferred offering costs...................................                      409,548
  Patents and licenses, net.................................       335,357        389,576
                                                              ------------   ------------
                                                              $ 17,425,719   $  1,565,765
                                                              ============   ============

       LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses.....................  $  1,659,989   $    624,535
                                                              ------------   ------------
Total current liabilities...................................     1,659,989        624,535

Redeemable Preferred Stock:
  Series A Redeemable Convertible Preferred Stock,
     12,991,000 shares authorized, 9,916,330 outstanding in
     1996, par value $.01 (liquidation preference of
     $9,140,187)............................................                    9,140,187
  Series B Redeemable Convertible Preferred Stock, 3,000,000
     shares authorized, 690,775 shares issued and
     outstanding, par value $.01 (liquidation preference of
     $1,036,163)............................................                    1,036,163
  Series C Redeemable Convertible Preferred Stock, 4,255,319
     shares authorized, issued and outstanding, par value
     $.01 (liquidation preference of $10,000,000)...........                   10,000,000

Stockholders' equity (deficit:)
  Common Stock, par value $0.01, 25,000,000 shares
     authorized, 5,758,649 and 779,381 shares issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................        57,586          7,793
  Additional paid-in capital................................    38,395,031      1,453,848
  Deferred compensation.....................................      (707,251)      (977,802)
     Deficit accumulated during the development stage.......   (21,979,636)   (19,718,959)
                                                              ------------   ------------
          Total stockholders' equity (deficit)..............    15,765,730    (19,235,120)
                                                              ------------   ------------
          Total liabilities and stockholders' equity
             (deficit)......................................  $ 17,425,719   $  1,565,765
                                                              ============   ============

                            See accompanying notes.

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS

                                                                                       PERIOD
                                                                                  JANUARY 1, 1993
                                               YEARS ENDED DECEMBER 31             (COMMENCEMENT
                                       ---------------------------------------   OF OPERATIONS) TO
                                          1997          1996          1995       DECEMBER 31, 1997
                                          ----          ----          ----       -----------------
Research and development
  contract revenues and license
  fees..............................   $ 5,000,000                                  $ 11,095,000
Operating expenses:
     Research and development.......     4,509,582   $ 1,967,794   $ 2,738,880        16,341,289
     General administration.........     3,338,977     1,834,179     1,645,038         9,558,477
                                       -----------   -----------   -----------      ------------
Total operating expenses............     7,848,559     3,801,973     4,383,918        25,899,766

Other income (expense):
     Interest income................       587,880        30,109       111,465           868,204
     Interest expense...............            --      (355,066)     (177,534)         (532,200)
                                       -----------   -----------   -----------      ------------
                                           587,880      (324,957)      (66,069)          336,004
                                       -----------   -----------   -----------      ------------
Net loss............................   $(2,260,679)  $(4,126,930)  $(4,449,987)     $(14,468,762)
                                       -----------   -----------   -----------      ============
Accretion of redeemable
  nonconvertible preferred stock....      (178,000)   (5,080,496)   (1,481,088)
                                       -----------   -----------   -----------
Net loss to common stockholders.....   $(2,438,679)  $(9,207,426)  $(5,931,075)
                                       ===========   ===========   ===========
Net loss per share..................   $     (0.75)  $    (11.94)  $     (7.77)
                                       ===========   ===========   ===========
Weighted average shares
  outstanding.......................     3,266,841       771,149       763,247
                                       ===========   ===========   ===========

                            See accompanying notes.

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
  STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               SERIES A                  SERIES B                 SERIES C
                                                         CONVERTIBLE PREFERRED     CONVERTIBLE PREFERRED    CONVERTIBLE PREFERRED
                                                            PREFERRED STOCK           PREFERRED STOCK         PREFERRED STOCK
                                                        -----------------------   -----------------------   --------------------

                                                        NUMBER OF                 NUMBER OF                 NUMBER OF
                                                          SHARES       AMOUNT      SHARES       AMOUNT        SHARES
                                                        ---------      ------     ---------     ------      ---------
Issuance of Common Stock, December 1992
 ($.01/share).........................................
Purchase of Treasury Stock............................
Net loss..............................................
                                                        ----------   ----------   --------    -----------   ----------
Balance at December 31, 1993..........................

April 1994:
 Issuance of Common Stock from treasury for
  services............................................
 Issuance of Series A Redeemable Convertible Preferred
  Stock ($1.00/share).................................
 Issuance of Redeemable Nonconvertible Preferred Stock
  for technology ($1,000/share).......................  6,500,000    $6,500,000
 Issuance of Common Stock for technology and payment
  of expenses ($.50/share)............................
 Issuance of Series A Preferred Stock Warrants
  ($.01/share)........................................
 Accretion of Redeemable Nonconvertible Preferred
  Stock...............................................
 Net loss.............................................
                                                        ----------   ----------   --------    -----------   ----------
Balance at December 31, 1994..........................  6,500,000     6,500,000
Cancellation of Cornell's common shares...............
Extinguishment of Series A Preferred Warrants.........
Conversion of options to common shares................
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................
Net loss..............................................
                                                        ----------   ----------   --------    -----------   ----------
Balance at December 31, 1995..........................  6,500,000     6,500,000
Issuance of Series A Redeemable Convertible Preferred
 Stock in January 1996................................    130,000       130,000
Issuance of Series A Redeemable Convertible Preferred
  Stock in lieu of interest in January, May and
  September 1996 ($1.00/share)........................    496,437       496,437
Issuance of Series B Redeemable Convertible Preferred
 Stock in lieu of interest in September 1996
 ($1.50/share)........................................                              24,109    $    36,164
Conversion of Senior Secured Convertible Note to
 Series B Redeemable Convertible Preferred Stock in
 September 1996 ($1.50/share).........................                             666,666        999,999
Conversion of Redeemable Convertible Senior Secured
 Convertible Note to Series A Redeemable Convertible
 Preferred Stock in September 1996 ($1.00/share)......  2,000,000     2,000,000
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................
Issuance of Series C Redeemable Convertible Preferred
  Stock in September 1996 ($2.35/share)...............                                                        851,064
Conversion of Redeemable Nonconvertible Preferred
 Stock to Series C Redeemable Convertible Preferred
 Stock in September 1996 ($2.35/share)................                                                      3,404,255
Conversion of Series A Redeemable Convertible Warrants
 to Series A Preferred Stock in September 1996
 ($.02/share).........................................    789,893        13,750
Exercise of stock options.............................
Grant of stock options................................
Amortization of deferred compensation expense.........
Net loss..............................................
                                                        ----------   ----------   --------    -----------   ----------
Balance at December 31, 1996..........................  9,916,330     9,140,187    690,775      1,036,163   4,255,319
                                                        ----------   ----------   --------    -----------   ----------
Exercise of stock options.............................
Issuance of Redeemable Nonconvertible Preferred Stock
 and Common Stock warrants............................
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................
Sale of Registered Common Stock in IPO................
Conversion of Series Redeemable Convertible Preferred
 Stock and Redeemable Nonconvertible Preferred Stock
 into Common Stock at IPO.............................  (9,916,330)  (9,140,187)  (690,775)    (1,036,163)  (4,255,319)
Amortization of deferred compensation.................
Net loss..............................................
                                                        ----------   ----------   --------    -----------   ----------
Balance at December 31, 1997..........................         --    $       --         --    $        --          --
                                                        ==========   ==========   ========    ===========   ==========

                                                            SERIES C                REDEEMABLE
                                                      CONVERTIBLE PREFERRED        NONCONVERTIBLE
                                                        PREFERRED STOCK           PREFERRED STOCK           COMMON STOCK
                                                      ----------------------   -----------------------   -------------------

                                                                                NUMBER OF                 NUMBER OF
                                                                     AMOUNT       SHARES       AMOUNT       SHARES     AMOUNT
                                                                     ------      ---------     ------      ---------   ------
Issuance of Common Stock, December 1992
 ($.01/share).........................................                                                       44,109    $  441
Purchase of Treasury Stock............................
Net loss..............................................
                                                                  ------------   --------    -----------   ---------   -------
Balance at December 31, 1993..........................                                                       44,109    $  441
April 1994:
 Issuance of Common Stock from treasury for
  services............................................
 Issuance of Series A Redeemable Convertible Preferred
  Stock ($1.00/share).................................
 Issuance of Redeemable Nonconvertible Preferred Stock
  for technology ($1,000/share).......................                              9,000    $   489,124
 Issuance of Common Stock for technology and payment
  of expenses ($.50/share)............................                                                      715,025     7,150
 Issuance of Series A Preferred Stock Warrants
  ($.01/share)........................................
 Accretion of Redeemable Nonconvertible Preferred
  Stock...............................................                                         1,110,816
 Net loss.............................................
                                                                  ------------   --------    -----------   ---------   -------
Balance at December 31, 1994..........................                              9,000      1,599,940    759,134     7,591
Cancellation of Cornell's common shares...............                                                       (7,025)      (70)
Extinguishment of Series A Preferred Warrants.........
Conversion of options to common shares................                                                       11,197       112
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................                                         1,481,088
Net loss..............................................
                                                                  ------------   --------    -----------   ---------   -------
Balance at December 31, 1995..........................                              9,000      3,081,028    763,306     7,633
Issuance of Series A Redeemable Convertible Preferred
 Stock in January 1996................................
Issuance of Series A Redeemable Convertible Preferred
  Stock in lieu of interest in January, May and
  September 1996 ($1.00/share)........................
Issuance of Series B Redeemable Convertible Preferred
 Stock in lieu of interest in September 1996
 ($1.50/share)........................................
Conversion of Senior Secured Convertible Note to
 Series B Redeemable Convertible Preferred Stock in
 September 1996 ($1.50/share).........................
Conversion of Redeemable Convertible Senior Secured
 Convertible Note to Series A Redeemable Convertible
 Preferred Stock in September 1996 ($1.00/share)......
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................                                           999,734
Issuance of Series C Redeemable Convertible Preferred
  Stock in September 1996 ($2.35/share)...............            $  2,000,000
Conversion of Redeemable Nonconvertible Preferred
 Stock to Series C Redeemable Convertible Preferred
 Stock in September 1996 ($2.35/share)................               8,000,000     (9,000)    (4,080,762)
Conversion of Series A Redeemable Convertible Warrants
 to Series A Preferred Stock in September 1996
 ($.02/share).........................................
Exercise of stock options.............................                                                       16,075       160
Grant of stock options................................
Amortization of deferred compensation expense.........
Net loss..............................................
                                                                  ------------   --------    -----------   ---------   -------
Balance at December 31, 1996..........................              10,000,000         --             --    779,381     7,793
                                                                  ------------   --------    -----------   ---------   -------
Exercise of stock options.............................                                                       57,099       571
Issuance of Redeemable Nonconvertible Preferred Stock
 and Common Stock warrants............................                            103,900        861,000
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................                                           178,000
Sale of Registered Common Stock in IPO................                                                     1,800,000   18,000
Conversion of Series Redeemable Convertible Preferred
 Stock and Redeemable Nonconvertible Preferred Stock
 into Common Stock at IPO.............................             (10,000,000)  (103,900)    (1,039,000)  3,122,167   31,222
Amortization of deferred compensation.................
Net loss..............................................
                                                                  ------------   --------    -----------   ---------   -------
Balance at December 31, 1997..........................            $         --         --    $        --   5,758,647   $57,586
                                                                  ============   ========    ===========   =========   =======


                                                         SERIES A PREFERRED
                                                           STOCK WARRANTS                       CUMULATIVE
                                                        ---------------------                  ACCRETION ON
                                                                                ADDITIONAL      REDEEMABLE
                                                        NUMBER OF                 PAID-IN     NONCONVERTIBLE      DEFERRED
                                                         WARRANTS     AMOUNT      CAPITAL     PREFERRED STOCK   COMPENSATION
                                                        ---------     ------    ----------    ---------------   ------------
Issuance of Common Stock, December 1992
 ($.01/share).........................................                          $     (436)
Purchase of Treasury Stock............................
Net loss..............................................
                                                        ----------   --------   -----------     -----------      -----------
Balance at December 31, 1993..........................                                (436)
April 1994:
 Issuance of Common Stock from treasury for
  services............................................
 Issuance of Series A Redeemable Convertible Preferred
  Stock ($1.00/share).................................
 Issuance of Redeemable Nonconvertible Preferred Stock
  for technology ($1,000/share).......................
 Issuance of Common Stock for technology and payment
  of expenses ($.50/share)............................                             350,363
 Issuance of Series A Preferred Stock Warrants
  ($.01/share)........................................  1,625,000    $ 16,250
 Accretion of Redeemable Nonconvertible Preferred
  Stock...............................................                                          $(1,110,816)
 Net loss.............................................
                                                        ----------   --------   -----------     -----------      -----------
Balance at December 31, 1994..........................  1,625,000      16,250      349,927       (1,110,816)
Cancellation of Cornell's common shares...............                              (3,442)
Extinguishment of Series A Preferred Warrants.........   (250,000)     (2,500)       2,500
Conversion of options to common shares................                               5,486
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................                                           (1,481,088)
Net loss..............................................
                                                        ----------   --------   -----------     -----------      -----------
Balance at December 31, 1995..........................  1,375,000      13,750      354,471       (2,591,904)
Issuance of Series A Redeemable Convertible Preferred
 Stock in January 1996................................
Issuance of Series A Redeemable Convertible Preferred
  Stock in lieu of interest in January, May and
  September 1996 ($1.00/share)........................
Issuance of Series B Redeemable Convertible Preferred
 Stock in lieu of interest in September 1996
 ($1.50/share)........................................
Conversion of Senior Secured Convertible Note to
 Series B Redeemable Convertible Preferred Stock in
 September 1996 ($1.50/share).........................
Conversion of Redeemable Convertible Senior Secured
 Convertible Note to Series A Redeemable Convertible
 Preferred Stock in September 1996 ($1.00/share)......
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................                                             (999,734)
Issuance of Series C Redeemable Convertible Preferred
  Stock in September 1996 ($2.35/share)...............
Conversion of Redeemable Nonconvertible Preferred
 Stock to Series C Redeemable Convertible Preferred
 Stock in September 1996 ($2.35/share)................                                           (3,591,638)
Conversion of Series A Redeemable Convertible Warrants
 to Series A Preferred Stock in September 1996
 ($.02/share).........................................  (1,375,000)   (13,750)       7,877
Exercise of stock options.............................                                                           ($1,091,500)
Grant of stock options................................                           1,091,500                           113,689
Amortization of deferred compensation expense.........
Net loss..............................................
                                                        ----------   --------   -----------     -----------      -----------
Balance at December 31, 1996..........................         --          --    1,453,848               --         (977,802)
                                                        ----------   --------   -----------     -----------      -----------
Exercise of stock options.............................                              31,710
Issuance of Redeemable Nonconvertible Preferred Stock
 and Common Stock warrants............................                               3,346                            (3,346)
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................                                             (178,000)
Sale of Registered Common Stock in IPO................                          15,722,000
Conversion of Series Redeemable Convertible Preferred
 Stock and Redeemable Nonconvertible Preferred Stock
 into Common Stock at IPO.............................                          21,184,127          178,000
Amortization of deferred compensation.................                                                               273,897
Net loss..............................................
                                                        ----------   --------   -----------     -----------      -----------
Balance at December 31, 1997..........................         --    $     --   $38,395,031              --      $  (707,251)
                                                        ==========   ========   ===========     ===========      ===========


                                                          DEFICIT
                                                        ACCUMULATED                 TREASURY
                                                           DURING                     STOCK
                                                        DEVELOPMENT    NUMBER OF    ---------
                                                           STAGE         SHARES      AMOUNT
                                                        -----------    ---------     ------
Issuance of Common Stock, December 1992
 ($.01/share).........................................
Purchase of Treasury Stock............................                    4,959        $(2)
Net loss..............................................  $   (28,274)
                                                        ------------    -------        ---
Balance at December 31, 1993..........................      (28,274)      4,959         (2)
April 1994:
 Issuance of Common Stock from treasury for
  services............................................                    4,959          2
 Issuance of Series A Redeemable Convertible Preferred
  Stock ($1.00/share).................................
 Issuance of Redeemable Nonconvertible Preferred Stock
  for technology ($1,000/share).......................
 Issuance of Common Stock for technology and payment
  of expenses ($.50/share)............................
 Issuance of Series A Preferred Stock Warrants
  ($.01/share)........................................
 Accretion of Redeemable Nonconvertible Preferred
  Stock...............................................
 Net loss.............................................   (3,602,892)
                                                        ------------    -------        ---
Balance at December 31, 1994..........................   (3,631,166)
Cancellation of Cornell's common shares...............
Extinguishment of Series A Preferred Warrants.........
Conversion of options to common shares................
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................
Net loss..............................................
                                                        ------------    -------        ---
Balance at December 31, 1995..........................   (4,449,987)         --         --
Issuance of Series A Redeemable Convertible Preferred
 Stock in January 1996................................   (8,081,153)
Issuance of Series A Redeemable Convertible Preferred
  Stock in lieu of interest in January, May and
  September 1996 ($1.00/share)........................
Issuance of Series B Redeemable Convertible Preferred
 Stock in lieu of interest in September 1996
 ($1.50/share)........................................
Conversion of Senior Secured Convertible Note to
 Series B Redeemable Convertible Preferred Stock in
 September 1996 ($1.50/share).........................
Conversion of Redeemable Convertible Senior Secured
 Convertible Note to Series A Redeemable Convertible
 Preferred Stock in September 1996 ($1.00/share)......
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................
Issuance of Series C Redeemable Convertible Preferred
  Stock in September 1996 ($2.35/share)...............
Conversion of Redeemable Nonconvertible Preferred
 Stock to Series C Redeemable Convertible Preferred
 Stock in September 1996 ($2.35/share)................   (7,510,876)
Conversion of Series A Redeemable Convertible Warrants
 to Series A Preferred Stock in September 1996
 ($.02/share).........................................
Exercise of stock options.............................
Grant of stock options................................
Amortization of deferred compensation expense.........
Net loss..............................................   (4,126,930)
                                                        ------------    -------        ---
Balance at December 31, 1996..........................  (19,718,959)         --         --
                                                        ------------    -------        ---
Exercise of stock options.............................
Issuance of Redeemable Nonconvertible Preferred Stock
 and Common Stock warrants............................
Accretion of Redeemable Nonconvertible Preferred
 Stock................................................
Sale of Registered Common Stock in IPO................
Conversion of Series Redeemable Convertible Preferred
 Stock and Redeemable Nonconvertible Preferred Stock
 into Common Stock at IPO.............................
Amortization of deferred compensation.................
Net loss..............................................   (2,260,679)
                                                        ------------    -------        ---
Balance at December 31, 1997..........................  $(21,979,636)        --        $--
                                                        ============    =======        ===

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS

                                                                                                           PERIOD
                                                                                                       JANUARY 1, 1993
                                                                         DECEMBER 31,                 (COMMENCEMENT OF
                                                            ---------------------------------------    OPERATIONS) TO
                                                               1997          1996          1995       DECEMBER 31, 1997
                                                               ----          ----          ----       -----------------
OPERATING ACTIVITIES:
  Net loss................................................  $(2,260,679)  $(4,126,930)  $(4,449,987)    $(14,468,761)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation..........................................       25,449        13,230        10,107           59,263
    Amortization..........................................       54,219        54,219        54,219          203,321
    Issuance of Preferred Stock in lieu of interest
      payments............................................                    532,601                        532,601
    Amortization of deferred compensation expense.........      273,897       113,698                        387,595
    Loss on sale of property and equipment................                                    5,408            5,408
    Expenses incurred with related party that were settled
      with the issuance of Common Stock...................                                                   304,446
    Change in operating assets and liabilities:
    Restricted cash.......................................   (5,805,188)                                  (5,805,188)
    Prepaid expenses and other current assets.............     (121,526)       (1,297)      161,689         (161,105)
    Other assets..........................................       16,328        13,272         3,513          (21,487)
    Accounts payable, deferred offering costs and accrued
      expenses............................................    1,035,454       145,664        83,811        1,585,447
    Interest payable to related party.....................                   (177,534)      142,578
                                                            -----------   -----------   -----------     ------------
    Net cash used in operating activities.................   (6,782,045)   (3,433,077)   (3,988,662)     (17,378,460)
INVESTING ACTIVITIES:
  Purchase of property and equipment......................      (89,949)       (7,417)      (29,013)        (176,826)
  Proceeds from sale of equipment.........................                        784           764            1,548
                                                            -----------   -----------   -----------     ------------
  Net cash used in investing activities...................      (89,949)       (6,633)      (28,249)        (175,278)
FINANCING ACTIVITIES:
  Proceeds from issuance of debt..........................                  1,000,000     2,000,000        3,170,000
  Payment on note payable to related party................                                 (170,000)        (170,000)
  Offering costs..........................................     (590,452)     (335,006)                      (925,458)
  Issuance of Series A Preferred Stock Warrants...........                                                    16,250
  Issuance of Series A Redeemable Convertible Preferred
    Stock.................................................                    130,000                      6,630,000
  Issuance of Series C Redeemable Convertible Preferred
    Stock.................................................                  2,000,000                      2,000,000
  Issuance of Redeemable Non-Convertible Preferred
    Stock.................................................    1,039,000                                    1,039,000
  Issuance of Common Stock................................   16,740,000                                   16,740,000
  Proceeds from exercise of stock options.................       32,281         8,037         2,086           42,409
  Purchase of treasury stock..............................                                                        (2)
                                                            -----------   -----------   -----------     ------------
  Net cash provided by financing activities...............   17,220,829     2,803,031     1,832,086       28,542,199
                                                            -----------   -----------   -----------     ------------
Increase (decrease) in cash and cash equivalents..........   10,348,835      (636,679)   (2,184,825)      10,988,461
Cash and cash-equivalents at beginning of period..........      639,626     1,276,305     3,461,130
                                                            -----------   -----------   -----------     ------------
Cash and cash-equivalents at end of period................  $10,988,461   $   639,626   $ 1,276,305     $ 10,988,461
                                                            ===========   ===========   ===========     ============
SUPPLEMENTAL DISCLOSURES FOR NON-CASH ACTIVITIES:
  Non-Cash Financing Transactions.........................
  Issuance of Redeemable Nonconvertible Preferred Stock
    for technology........................................                              $   489,000
  Issuance of Common Stock for technology.................                              $    53,000
  Conversion of Senior Secured Convertible Notes to Series
    B Redeemable Convertible Preferred Stock..............                $ 1,000,000
  Conversion of Senior Secured Convertible Notes to Series
    A Redeemable Convertible Preferred Stock..............                $ 2,000,000
  Conversion of Series A Redeemable Convertible Stock
    Warrants to Series A Preferred Stock..................                $    14,000

                            See accompanying notes.

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1.  BASIS OF PRESENTATION

COMPANY

     Transcend Therapeutics, Inc. (the "Company") was incorporated on December 23, 1992, and began operations in January 1993. The Company is a development-stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, and is devoting its efforts to develop novel pharmaceuticals for the treatment of diseases caused by oxidative stress and resultant tissue damage, with a particular therapeutic focus on critical care. In May 1997, the Company began a pivotal Phase III clinical trial of its lead product candidate, Procysteine(R), to determine its safety and efficacy in the treatment of acute respiratory distress syndrome ("ARDS").

RECAPITALIZATION

     In August 1996, the Company's Board of Directors approved a one-for-five reverse stock split of its Common Stock. There was a delay in filing the necessary amendments to the Company's charter and the split was not effective until February 1997. All common share and per share amounts have been adjusted retroactively to reflect the stock split.

2.  SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

RESTRICTED CASH

     Pursuant to the Development and License Agreement with Boehringer Ingelheim, GmbH(BI), the Company is restricted as to the manner in which it can use proceeds from BI. According to the Agreement, the Company must use the BI license fee of $5.0 million and an equity investment by BI of $5.0 million (received in the Company's initial public offering) exclusively for ARDS Development Expenses. Since March 1997, the Company has incurred $5,616,570 of ARDS Development Expenses under the BI Agreement (of which $4,194,812 has been paid as of December 31, 1997). The Company anticipates utilizing the full amount of restricted cash during 1998 and therefore has classified the full amount as a current asset.

CASH AND CASH EQUIVALENTS

     The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                               DECEMBER 31, 1997

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets (the Company uses an estimate of 5 years of useful life for the purposes of depreciation). The cost and accumulated depreciation of property and equipment at December 31 are as follows:

                                                         1997       1996
                                                         ----       ----
Property and equipment...............................  $165,600   $ 75,651
Less accumulated depreciation........................    54,992     29,543
                                                       --------   --------
Property and equipment, net..........................  $110,608   $ 46,108
                                                       ========   ========

INTANGIBLE ASSETS

     Acquired patents and licenses are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related assets, subject to the maximum legal life of the patents and/or licenses. The costs of internally generated patents or patent applications are expensed in the period incurred as research and development expenses.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1997, the Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses. Fair value of issued equity instruments is based upon negotiated prices and includes cash and the fair value of other consideration received.

REVENUE RECOGNITION

     Research and development contract revenues and license revenues are recognized as earned and represent, in 1993, reimbursement of the Company's expenditures pursuant to the terms of an agreement with Clintec Nutrition Company whereby the Company was reimbursed $6,095,000 for expenditures it incurred. In 1997, the Company recognized as revenue a $5,000,000 license fee received from BI in exchange for which the Company granted BI exclusive rights to various patents related to intravenous Procysteine(R) and which the Company has no obligation to repay.

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Under APB 25, when the exercise price of options granted to employees and outside directors under these plans equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is incurred.

     The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is based on the fair-value method of measuring stock-based compensation.

NET LOSS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS 128) which the Company adopted on December 31, 1997. SFAS 128 replaced the calculation

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                               DECEMBER 31, 1997

of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Pursuant to the previous requirements of the Securities and Exchange Commission (SEC), common shares and common share equivalents issued by the Company during the twelve-month period prior to the initial public offering of the Company's common stock had been included in the calculations as if they were outstanding for all periods prior to the offering whether or not they were anti-dilutive. In February 1998, the SEC issued Staff Accounting Bulletin 98 which, among other things, conformed prior SEC requirements to SFAS 128 and eliminated inclusion of such shares in the computation of earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 and SEC requirements.

     The following table sets forth the computation of loss per share:

                                                             1997          1996          1995
                                                             ----          ----          ----
Numerator:
Net loss:...............................................  $(2,260,679)  $(4,126,930)  $(4,449,987)
Accretion of redeemable nonconvertible prefered stock...     (178,000)   (5,080,496)   (1,481,088)
                                                          -----------   -----------   -----------
Numerator for loss per share - loss to common
  stockholders..........................................  $(2,438,679)  $(9,207,426)  $(5,931,075)
Denominator:
Denominator for loss per share - weighted-average
  shares................................................    3,266,841       771,149       763,247
                                                          ===========   ===========   ===========
Loss per share..........................................  $     (0.75)  $    (11.94)  $     (7.77)
                                                          ===========   ===========   ===========

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), which is effective for fiscal years beginning after December 15, 1997. FAS 130 requires that comprehensive income and its components, as defined in the Statement, be reported in the financial statements. The Company believes that the adoption of FAS 130 will not have a material impact on its financial statements.

3.  COLLABORATIVE AGREEMENTS

     In February 1997, the Company entered into a Development and License Agreement ("BI Agreement") with Boehringer Ingelheim International GmbH ("BI") relating to the worldwide development and marketing of intravenous formulations of Procysteine. The Company has received an aggregate of $10.0 million in proceeds from BI (consisting of a $5.0 million license fee paid in March 1997 and a $5.0 million equity investment purchased in the Company's initial public offering in July 1997) which is restricted as to its use solely for the clinical development of Procysteine i.v. for use in the treatment of ARDS. BI has also agreed to make additional payments to the Company, which could total up to $36.0 million, upon the achievement of clinical development and regulatory milestones relating to ARDS and, if BI exercises its participation rights, to MOD. The Company had restricted cash and unrestricted cash and cash equivalents of approximately $16.8 million at December 31, 1997. Such amount includes approximately $5.8 million which is restricted for use in ARDS development.

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                               DECEMBER 31, 1997

4.  ACCRUED LIABILITIES

     Included in accounts payable and accrued expenses were the following accrued expenses at December 31:

                                                       1997         1996
                                                       ----         ----
Accrued clinical costs............................  $1,172,000   $   58,000
Accrued vacation..................................      82,000       53,000
Accrued other.....................................     113,000       84,000
Accrued offering costs............................                  105,000
                                                    ----------   ----------
Total accrued expenses............................  $1,367,000   $  300,000
                                                    ==========   ==========

5.  SENIOR SECURED CONVERTIBLE NOTES

     On September 13, 1995, the Company sold Series A Notes in the aggregate principal amount of $2,000,000 to certain institutional investors. Subsequently, on May 29, 1996, the Company issued Series B Convertible Notes in the aggregate principal amount of $1,000,000 to certain institutional investors. The Series A Notes were convertible into shares of Series A Convertible Preferred Stock at one share per $5.00 of principal outstanding. The Series B Notes were convertible into shares of Series B Preferred stock at one share per $7.50 of principal outstanding.

     Prior to conversion, each note was to mature on January 15, 1997, bearing interest of 30% per annum, payable every four months beginning January 13, 1996. Interest payments were made in the form of Series A and B Convertible Preferred Stock. All principal and accrued interest were converted into shares of Series A and B Convertible Preferred Stock upon the closing of the issuance of the Series C Convertible Preferred Stock as described in Note 6.

6.  INCOME TAXES

     The Company accounts for income taxes using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

     At December 31, 1997, the Company has available net operating tax loss carry-forwards of approximately $11.3 million and federal and state tax credits of approximately $2.6 million. These losses and tax credits are available to offset future income of the Company and will expire for both federal and Massachusetts tax purposes through the year 2012. The utilization of these tax losses and tax credit carry-forwards may be subject to limitation as a result of any ownership changes as defined by Sections 382 and 383 of the Internal Revenue Code.

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                               DECEMBER 31, 1997

     Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the Company's net loss position, a valuation allowance of 100% of its deferred tax assets has been established. The Company has the following deferred tax assets as of December 31:

                                                                       1997                     1996
                                                                       ----                     ----
     Deferred tax assets:
          Net operating loss carryforwards..................       $  4,500,000             $  4,435,000
          Deferred compensation.............................            155,000                   45,000
          Other accruals....................................             41,000                   24,000
          R&D tax credit....................................          2,550,000                  852,000
                                                                   ------------             ------------
     Total deferred tax assets..............................          7,246,000                5,356,000
     Valuation allowance....................................         (7,246,000)              (5,356,000)
                                                                   ------------             ------------
Deferred income taxes, net..................................       $        -0-             $        -0-
                                                                   ------------             ------------

7.  STOCKHOLDERS' EQUITY

COMMON STOCK

     On April 5, 1994, the Company acquired a direct license from Cornell Research Foundation ("Cornell") to the Procysteine(R) and related technologies for the issue of 35,025 shares of Common Stock. In accordance with the same agreement, the Company issued 680,000 shares of Common Stock to Clintec as part consideration for the acquisition of the Procysteine(R) and related technologies. The technology has been recorded at the Common Stock's fair value of $.50 per share at the time of the transaction.

     In relation to the acquisition of Covered Technology from Clintec on April 5, 1994, Clintec agreed to forgive and forever discharge the Company from any obligation to repay an outstanding amount due for expenses incurred of $304,446 due to Clintec. The Company recorded this amount as a contribution to capital during 1994.

     In July 1997, the Company completed its initial public offering of 1,800,000 shares of Common Stock. In connection with the completion of the offering, the Company converted all of its outstanding shares of Series A, B and C Convertible Preferred Stock and Redeemable Non-Convertible Preferred Stock to an aggregate of 3,122,167 shares of Common Stock.

     The Company has reserved 56,950 shares of Common Stock for issuance upon exercise of Common Stock Warrants, and 639,424 shares of Common Stock for issuance upon exercise of stock options granted under the 1994 Equity Incentive Plan.

COMMON STOCK WARRANTS

     On October 28, 1994, as additional consideration for the execution of the lease on the office space, the Company issued Common Stock Warrants to purchase 5,000 shares of Common Stock, exercisable through October 28, 1999, at $5.00 per share to the lessor. Additionally, in connection with the a financing in February 1997, the Company issued Common Stock Warrants to purchase 51,950 shares of Common Stock, exercisable through March 3, 2002, at $10.00 per share to certain affiliated parties.

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                               DECEMBER 31, 1997

PREFERRED STOCK

     The Company's Board of Directors are authorized to issue up to 5,000,000 additional shares of Preferred Stock in one or more series, without further stockholder approval. Each such series of Preferred Stock would have such number of shares, designations, preferences, voting powers, qualifications and special and relative rights or privileges that the Board of Directors may from time to time determine, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences and conversion rights. Mandatorily redeemable preferred stock is recorded upon issuance at fair value, net of issuance costs, and periodically accreted to redemption value using the interest method.

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     During 1994, the Company sold 6,500,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Stock") for $6,500,000. The Series A Stock was converted into 1,983,255 shares of Common Stock upon the closing of the Company's Initial Public Offering in July, 1997.

SERIES B AND C REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On September 3, 1996, the Company sold an aggregate of 851,064 shares of its Series C Convertible Preferred Stock to a group of investors for $2.0 million. As part of the same transaction, the sole holder (Clintec) of 9,000 shares of the Company's Redeemable Nonconvertible Preferred Stock exchanged such shares for 3,404,255 shares of Series C Convertible Preferred Stock. In addition, $3.1 million in aggregate principal amount of, and interest on, the Series A Notes and Series B Notes were converted into an aggregate of 2,098,631 shares of Series A Convertible Preferred Stock and 690,775 shares of Series B Convertible Preferred Stock. The notes were scheduled to mature on January 15, 1997, bearing interest of 30% per annum.

     The Series B and C Preferred Stock were converted into 138,155 and 896,861 shares of Common Stock, respectively, of the Company upon the closing of the initial public offering in July 1997.

SERIES A REDEEMABLE CONVERTIBLE PREFERRED WARRANT SHARES

     In conjunction with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company sold 1,625,000 warrants to purchase Series A Redeemable Convertible Preferred Stock at a price per share equal to the lesser of (i) the per share purchase price of the securities issued in the next financing round or (ii) $5.00. During 1995, 250,000 warrant shares were canceled by the Company in accordance with the terms and conditions stipulated in the April 4, 1994 Series A Preferred Stock Purchase Warrants agreement, as a result of not participating in the private placement offering in September 1995.

     In connection with the issuance of the Series C Convertible Preferred Stock, the holders of the Series A Preferred Stock Warrants (Series A Warrants) elected to surrender the Series A Warrants and receive Series A Convertible Preferred Stock equivalent to the difference between the deemed fair market value of the Series C Preferred Stock ($2.35/share) and the exercise price of the Series A Warrants ($1.00/share) multiplied by the outstanding Series A Warrants (1,375,000). The resulting aggregate fair market value of the Series A Preferred Stock Warrants received converted into 789,983 shares of Series A Convertible Preferred Stock and were issued upon the net exercise of such warrants.

     All of the outstanding shares of Series A, B and C Convertible Preferred Stock were converted into Common Stock upon the closing of the Company's initial public offering in July 1997.

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                               DECEMBER 31, 1997

REDEEMABLE NONCONVERTIBLE PREFERRED STOCK

     The Company had issued 9,000 shares of Redeemable Nonconvertible Preferred Stock to Clintec as part consideration for the acquisition of the Procysteine(R) and related technologies at its fair value of approximately $500,000 on April 5, 1994. The Redeemable Nonconvertible Preferred Stock was redeemable, upon certain conditions at the option of the holder, at a price of $1,000 per share plus any unpaid dividends which accrued at a rate of $70 per share per annum. The Redeemable Nonconvertible Preferred Stock had a liquidation preference over Common Stock of $1,000 per share, plus any accrued, but unpaid, dividends. As part of the September 3, 1996 financing transaction, the holders exchanged the nonconvertible preferred stock for 3,404,255 of Series C Preferred Stock valued at $8 million by the Company. The Company recorded the difference of approximately $4 million between the carrying value of the Redeemable Nonconvertible Preferred Stock and the value of the Series C Preferred Stock issued in exchange thereof as a charge to accumulated deficit and an adjustment to net loss to common stockholders in 1996.

     In February 1997, the Company issued 1,039,000 shares of Redeemable Nonconvertible Preferred Stock and Warrants to purchase 51,950 shares of Common Stock. The shares of Redeemable Nonconvertible Preferred Stock were exchanged for 103,896 shares of Common Stock upon the closing of the initial public offering in July 1997.

8.  STOCK OPTION PLAN

     The Company has a 1994 Equity Incentive Plan (the Plan), which authorizes the Board of Directors to grant stock options to purchase up to an aggregate of 1,075,891 shares of Common Stock (as amended by the Board of Directors in January 1998, and subject to stockholder approval at the 1998 Annual Meeting). Stock options granted under the Plan may qualify as "incentive stock options" under Section 422 of the Internal Revenue Code. The price at which shares may be purchased with an option shall be specified by the Board at the date the option is granted, but in the case of an incentive stock option, shall not be less than fair market value on the date of grant. The duration of any option shall be specified by the Board, but no option designated as an "incentive stock option" may be exercised beyond ten years from the date of grant. Options granted under the Plan vest ratably over two to four years beginning after one year of service.

     During 1996, the Company had recorded an increase to additional paid-in-capital and a corresponding charge to deferred compensation to recognize the aggregate difference between the deemed fair market value for accounting purposes of the stock options at the date of grant and the option exercise price. The deferred compensation is being amortized over the option vesting period.

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                               DECEMBER 31, 1997

     The following table presents the activity of the Plan for the years ended December 31, 1997 and 1996:

                                                               1997                 1996
                                                        ------------------   -------------------
                                                                  WEIGHTED              WEIGHTED
                                                                  AVERAGE               AVERAGE
                                                                  EXERCISE              EXERCISE
                                                        SHARES     PRICE      SHARES     PRICE
                                                        -------   --------   --------   --------
Outstanding options at beginning of year..............  370,324    $1.19      262,455    $0.50
Granted...............................................  353,568     8.45      131,000     2.46
Exercised.............................................  (57,099)    0.54      (16,075)    0.50
Terminated............................................  (27,369)    0.99       (7,056)    0.50
                                                        -------    -----     --------    -----
Options outstanding at end of year....................  639,424    $5.25      370,324    $1.19
                                                        =======    =====     ========    =====
Exercisable at end of year............................  221,519               158,029
                                                        -------              --------
Available for grant at end of year....................   52,098               405,567
                                                        =======              ========
Weighted average fair value per share of options
  granted during the year.............................  $  2.93              $   1.84
                                                        =======              ========

     The following table represents weighted average price and life information about significant option groups outstanding at December 31, 1997:

                                         OPTIONS OUTSTANDING
                                   -------------------------------                  OPTIONS EXERCISABLE
                                                      WEIGHTED                    -----------------------
                                                      AVERAGE         WEIGHTED                   WEIGHTED
                                                     REMAINING        AVERAGE                    AVERAGE
           DATED AS OF               NUMBER       CONTRACTUAL LIFE    EXERCISE      NUMBER       EXERCISE
          DECEMBER 31,             OUTSTANDING         (YRS)           PRICE      EXERCISABLE     PRICE
          ------------             -----------    ----------------    --------    -----------    --------
     1995........................    262,455            7.1             0.50         86,399        0.50
     1996........................    370,324            7.6             1.19        158,029        0.68
     1997........................    639,424            8.8             5.25        221,519        1.06

     Proforma information is required by SFAS 123, and has been determined as if the Company has accounted for employee stock options under the fair value method. The proforma net loss to common stockholders for 1997, 1996 and 1995 was approximately $(2,600,000), $(9,300,000) and $(5,900,000), respectively. The proforma net loss per common share to Common stockholders for 1997, 1996 and 1995 was $(0.80), $(12.06) and $(7.73), respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period, and is net of the amount recorded for deferred compensation expense by the Company.

     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with an estimated weighted-average life of three to six years from the date of grant, assuming a risk free interest rate of 5% to 7%; and a volatility factor of .23 on the expected market price of the Company's common stock. At this time management does not expect to pay any dividends to shareholders during the vesting period of the options, and therefore, has excluded such assumption from determining fair value of the options.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially effect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          TRANSCEND THERAPEUTICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                               DECEMBER 31, 1997

     The effects on 1997, 1996 and 1995 pro forma net loss of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one, two and three years of option grants under the Plan.

9.  LEASE OBLIGATIONS

     The Company leases office space under a five-year operating lease, with the option to extend for an additional five years, subject to certain rights of first refusal held by other parties, which commenced in December 1994. The Company also leases certain office equipment. Future minimum lease payments under noncancelable lease agreements are as follows:

YEAR ENDED DECEMBER 31,
----------------------
       1998...............................................  $213,528
       1999...............................................   184,537
       2000...............................................     6,348
       2001...............................................       778
                                                            --------
                                                            $405,191
                                                            ========

     Rent expense amounted to $203,256, $199,381 and $185,532 for the years ended December 31, 1997, 1996 and 1995, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     The Company is committed to pay minimum royalties to Cornell Research Foundation (Cornell) under patent licenses of $60,000 per annum through 2000, net of certain patent costs.

11.  DEFINED CONTRIBUTION PLAN

     During 1995, the Company began a defined contribution 401(k) plan which covers substantially all employees. The plan permits participants to make contributions from 1% to 15% of their compensation (as defined). In addition, the Company may contribute to the plan at its discretion. The Company made no contributions in 1997, 1996 or 1995.

12.  RELATED-PARTY TRANSACTIONS

     During 1995, the Company repaid a note payable due to Clintec in the amount of $170,000 for fees paid by Clintec on behalf of the Company for delivery of a clinical data base.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included herein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the Registrant's officers required by the Item is included in the section in Part I hereby entitled "Executive Officers of the Registrant." The information concerning the Registrant's directors required by this Item is included in the Registrant's Proxy Statement under the heading "Election of Directors." Information concerning compliance by the Registrant's officers, directors and 10% stockholders with reporting requirements of Section 16(a) of the Securities Act of 1934 is included in the Registrant's Proxy Statement under the heading "Executive Compensation--Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is included in the Registrant's Proxy Statement under the heading "Directors' Compensation" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is included in the Registrant's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is included in the Registrant's Proxy Statement under the heading "Certain Transactions" and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

        1. Financial Statements. The Financial Statements listed in the Index to Financial Statements immediately preceeding such Statements are filed as part of this Annual Report on Form 10-K.

        2.  Financial Statement Schedules.  None

        3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceeding such Exhibits are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K

           No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRANSCEND THERAPEUTICS, INC.

                                          By:      /s/ HECTOR J. GOMEZ
                                            ------------------------------------
                                                HECTOR J. GOMEZ, M.D., PH.D.
                                                Chief Executive Officer and
                                                          President

Date:  March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----

                 /s/ HECTOR J. GOMEZ                     President and Chief Executive    March 26, 1998
-----------------------------------------------------      Officer (Principal Executive
                   HECTOR J. GOMEZ                         Officer)

               /s/ B. NICHOLAS HARVEY                    Senior Vice President, Finance   March 26, 1998
-----------------------------------------------------      and Chief Financial Officer
                 B. NICHOLAS HARVEY                        (Principal Financial and
                                                           Accounting Officer)

                /s/ JERRY T. JACKSON                     Director                         March 26, 1998
-----------------------------------------------------
                  JERRY T. JACKSON

                /s/ PHILIPPE CHAMBON                     Director                         March 26, 1998
-----------------------------------------------------
                  PHILIPPE CHAMBON

                                                         Director                         March   , 1998
-----------------------------------------------------
                  FRANK L. DOUGLAS

                 /s/ RICHARD W. HUNT                     Director                         March 26, 1998
-----------------------------------------------------
                   RICHARD W. HUNT

              /s/ WILLIAM C. MILLS III                   Director                         March 26, 1998
-----------------------------------------------------
                WILLIAM C. MILLS III

               /s/ GERARD M. MOUFFLET                    Director                         March 30, 1998
-----------------------------------------------------
                 GERARD M. MOUFFLET

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  3.1      Second Amended and Restated Certificate of Incorporation of
           the Registrant is incorporated herein by reference to
           Exhibit 3.2 to the Registrant's registration statement on
           Form S-1 (File No. 333-22817) under the Securities Act of
           1933, as amended, as declared effective on July 2, 1997 (the
           "S-1").
  3.2      Amended and Restated By-Laws of the Registrant are
           incorporated herein by reference to Exhibit 3.3 to the S-1.
  4.1      Specimen certificate for shares of Common Stock, $.01 par
           value per share, of the Registrant is incorporated herein by reference to Exhibit 4.1 to the S-1.
  4.2      Third Amended and Restated Registration Rights Agreement
           dated June 13, 1997 among the Company and the Holders (as
           defined therein) is incorporated herein by reference to
           Exhibit 4.4 to the S-1.
 10.1      Amended and Restated 1994 Equity Incentive Plan, as amended
 10.2      Contribution Agreement dated April 5, 1994 by and between
           the Registrant and Clintec Nutrition Company is incorporated herein by reference to Exhibit 10.2 to the S-1.
 10.3      Non-solictitation Agreement dated April 5, 1994 between the
           Registrant and Baxter Healthcare Corporation is incorporated herein by reference to Exhibit 10.3 to the S-1.
 10.4      License Agreement dated December 31, 1997 between the
           Registrant and Baxter International, Inc.
 10.5      License Agreement dated December 31, 1997 between the
           Registrant and Nestle, S.A.
 10.6      Amended and Restated Exclusive License Agreement CRF D-416
           and D-052, D-913, D-1069, D-1239, D-1258, D-1403, D-1426,
           dated August 12, 1996 between the Registrant and Cornell
           Research Foundation, Inc. is incorporated herein by
           reference to Exhibit 10.5 to the S-1.
 10.7      Common Stock Purchase Warrant dated October 28, 1994 between the Registrant and the Massachusetts Institute of Technology
           is incorporated herein by reference to Exhibit 10.6 to the
           S-1.
 10.8      Lease dated October 28, 1994 between the Registrant and the
           Massachusetts Institute of Technology is incorporated herein by reference to Exhibit 10.7 to the S-1.
 10.9      Employment Agreement dated November 28, 1994 between the
           Registrant and Hector J. Gomez is incorporated herein by
           reference to Exhibit 10.8 to the S-1.
 10.10     Letter Agreement dated October 4, 1995 between the
           Registrant and Cornell Research Foundation, Inc. is
           incorporated herein by reference to Exhibit 10.9 to the S-1.
 10.11     Development and License Agreement dated February 28, 1997
           between the Registrant and Boehringer Ingelheim
           International GmbH ("BI") is incorporated herein by
           reference to Exhibit 10.10 to the S-1.
 10.12     Form of Warrant Agreement between the Company and each of
           the Purchasers, as defined in the Non-Convertible Preferred
           Stock and Warrant Purchase Agreement dated as of March 3,
           1997, as amended June 4, 1997.
 10.13     Letter Agreement dated June 2, 1997 between the Registrant and BI (as defined therein) is incorporated by reference to
           Exhibit 10.13 to the S-1.
 23        Consent of Ernst & Young LLP
 27.1      Financial Data Schedule for fiscal year ended December 31,
           1997.
 27.2      Restated Financial Data Schedule for fiscal year ended
           December 31, 1996.