Form 10-Q
period 1998-03-31
TRANSCEND THERAPEUTICS INC
filed 1998-05-15
CIK 1020910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 1998

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

Yes [X]  No [ ]


The number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1998, was 5,762,749 shares of Common Stock, par value $0.01 outstanding.

This quarterly report on Form 10-Q contains 11 pages, of which this is page one.

                          TRANSCEND THERAPEUTICS, INC.
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

TABLE OF CONTENTS

                                                                                                  PAGE
PART I         FINANCIAL INFORMATION

ITEM 1:        FINANCIAL STATEMENTS (Unaudited)

               -  Condensed Balance Sheets - March 31, 1998 and
               December 31, 1997                                                                   3

               -  Condensed Statements of Operations - Three months ended
               March 31, 1998 and 1997, and the period from January 1, 1993
               (Commencement of Operations) to March 31, 1998                                      4

               -  Condensed Statements of Cash Flows - Three months ended
               March 31, 1998 and 1997 and the period from January 1, 1993
               (Commencement of Operations) to March 31, 1998                                      5

               -  Notes to Financial Statements                                                    6

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF          7
               OPERATIONS

PART II        OTHER INFORMATION                                                                  10

PART 1: FINANCIAL INFORMATION

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                            Condensed Balance Sheets
                                 (in thousands)

                                                           MARCH 31, 1998         DECEMBER 31, 1997
                                                             (Unaudited)
ASSETS
Current assets:
   Unrestricted cash and cash equivalents                    $  10,999                  $  10,988
   Restricted cash                                               3,526                      5,805
   Prepaid expenses and other current assets                        76                        161
   Other assets                                                     25                         25
                                                             ---------                 ----------
Total current assets                                            14,626                     16,980
   Property and equipment, net                                     148                        111
Other assets:
   Patents and licenses, net                                       322                        335
                                                             ---------                 ----------
          Total Assets                                       $  15,096                 $   17,426
                                                             =========                 ==========

Current liabilities:
   Accounts payable and accrued expenses                     $   2,119                  $   1,660

Stockholder's equity:
   Common stock                                                     58                         58
   Additional paid-in capital                                   38,434                     38,395
   Deferred compensation                                          (639)                      (707)
   Deficit accumulated during the                              (24,876)                   (21,980)
       development stage
                                                             ---------                 ----------

          Total stockholder's equity                            12,977                     15,766
                                                             =========                 ==========
          Total liabilities and stockholder's equity         $  15,096                 $   17,426
                                                             =========                 ==========

                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                         (A development stage company)

                       Condensed Statements of Operations
                                  (Unaudited)
                    (in thousands except per share amounts)


                                                                 Three Months           Period Jan. 1, 1993
                                                                Ended March 31,          (Commencement of
                                                           -------------------------     operations) to
                                                              1998            1997        March 31, 1998
                                                           ---------        --------    -------------------
Research and development contract revenues
    and license fees                                       $      --        $  5,000         $ 11,095
Operating expenses:
   Research and development                                    2,224             501           18,565
   General and administrative                                    883             971           10,441
                                                           ---------        --------         --------
Total operating expenses                                       3,107           1,472           29,006
Interest income                                                  213              25            1,081
Interest expense                                                  --              --             (532)
                                                           ---------        --------         --------

Net income (loss)                                          $  (2,894)       $  3,553         $ 17,362
                                                                                             ========
Accretion of dividends and liquidation
   preference on redeemable non-convertible
   preferred stock                                                --             (30)
                                                           =========        ========
Net income (loss) to common                                $  (2,894)       $  3,523
   stockholders
                                                           =========        ========

Net income (loss) per common share                         $   (0.50)       $   4.47
                                                           =========        ========

Net income (loss) per common share
   assuming dilution                                       $   (0.50)       $   0.83
                                                           =========        ========


                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                       Condensed Statements of Cash Flows
                                 (in thousands)


                                                                      Three months ended             Period Jan. 1, 1993
                                                                           March, 31,                   Commencement of
                                                                  ---------------------------             operations
                                                                     1998             1997             to March 31, 1998
                                                                  ----------       ----------         --------------------

OPERATING ACTIVITIES:
Net income (loss)                                                   $ (2,894)      $   3,553                $(17,362)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
   Depreciation and amortization                                          23              18                     286
   Loss on sale of property and equipment                                 --              --                       5
   Expenses incurred with related party settled
      with the issuance of common stock                                   --              --                     304
   Amortization of deferred compensation
     expense                                                              68              68                     456
   Issuance of preferred stock in lieu of interest                        --              --                     533
   Change in operating assets and liabilities:
      Restricted cash                                                  2,279          (4,350)                 (3,526)
      Prepaid expenses and other current assets                           84              16                     (77)
      Other assets                                                        --              16                     (21)
      Accounts payable and accrued expenses                              493              64                   2,077
                                                                    --------         -------                 -------
Net cash used in operating activities                                     53           (615)                 (17,325)

INVESTING ACTIVITIES:
Purchase of equipment and improvements                                   (47)             --                    (224)
Proceeds from sale of equipment                                           --              --                       2
                                                                    --------         -------                 -------
Net cash used in investing activities                                    (47)             --                   (222)

FINANCING ACTIVITIES:
Issuance of common stock                                                  --              --                  16,740
Proceeds from issuance of debt                                            --             178                   3,170
Payment on note payable to related party                                  --              --                    (170)
Deferred costs of public offering                                         --              77                    (925)
Issuance of series A preferred stock warrants                             --              --                      16
Issuance of series A redeemable convertible
   preferred stock                                                        --              --                   6,630
Issuance of series C redeemable convertible
   preferred stock                                                        --              --                   2,000
Issuance of redeemable non-convertible
   preferred stock                                                        --             861                   1,039
Proceeds from exercise of stock options                                    5               5                      48
Purchase of treasury stock                                                --              --                      (2)
                                                                    --------         -------                --------
Net cash provided by financing activities                                  5           1,121                  28,546
                                                                    --------         -------                --------
Increase in cash and cash equivalents                                     11             506                  10,999
Cash and cash equivalents at beginning of period                      10,988             640                      --
                                                                    ========         =======                ========
Cash and cash equivalents at end of period                          $ 10,999         $ 1,146                $ 10,999
                                                                    ========         =======                ========

                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                     Notes to Condensed Financial Statements
                                 March 31, 1998
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 and for the period January 1, 1993 (commencement of operations) to March 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be presented for complete financial statements. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year. These condensed financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended
December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

OVERVIEW

         Transcend Therapeutics, Inc. (the "Company") develops novel pharmaceuticals for unmet medical needs, with its initial compounds focusing on the treatment of diseases associated with oxidative stress and resultant tissue damage. In the second quarter of 1997, the Company began a Phase III clinical trial to determine the safety and efficacy of the Company's lead product candidate, Procysteine(R), in the treatment of acute respiratory distress syndrome ("ARDS"). In March 1998, the Company suspended the Phase III Clinical Trial following a recommendation of an independent Safety Monitoring Board. The Safety Monitoring Board had determined following a review of preliminary mortality data on a total of 214 patients enrolled through March 18, 1998 that the incidence of all-cause mortality in patients receiving Procysteine i.v. was higher than the incidence in patients receiving a placebo. In May 1998, the Company announced that it was discontinuing the Phase III Clinical Trial because its preliminary review of the mortality data on the 214 patients enrolled in the study prior to its suspension uncovered no clear explanation of the lower mortality observed in the placebo group. The Company intends to conduct a full review of both the safety and efficacy data to determine whether to resume work with Procysteine i.v. for the treatment of ARDS and expects to make a determination concerning the future development of Procysteine in the third quarter of 1998. If the Company does not resume, or significantly delays, its work with Procysteine i.v. for the treatment of ARDS, the Company's business, financial condition and results of operations would be adversely affected.

NET INCOME (LOSS) PER SHARE

          The following table sets forth the computation of net income (loss) per share:

                                                                              MARCH 31,
                                                                       -----------------------
                                                                       1998               1997
                                                                       ----               ----
Numerator:
Net income (loss):                                                   $(2,894,000)      $3,553,000
Accretion of redeemable nonconvertible preferred stock                        --          (30,000)
                                                                     -----------       ----------
Numerator for basic earnings per share - net income
   (loss) to common stockholders                                      (2,894,000)       3,523,000
Numerator for diluted earnings per share - net income
   (loss) to common stockholders after assumed
   conversion                                                         (2,894,000)       3,523,000
                                                                     -----------       ----------

Denominator:
Denominator for basic earnings per share -
   weighted-average shares                                             5,761,399          789,023
Effect of dilutive securities:
   Stock Options                                                                          307,342
   Common Stock Warrants                                                                    5,000
   Preferred Stock                                                                      3,122,167
                                                                     -----------       ----------
Dilutive potential common shares                                              --        3,434,509
   Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed
   conversions                                                         5,761,399        4,223,532
                                                                     -----------       ----------
Basic earnings per share                                                 $ (0.50)          $ 4.47
                                                                     -----------       ----------
Diluted earnings per share                                               $ (0.50)          $ 0.83
                                                                     -----------       ----------



IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Financial Accounting Standard 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. During the first quarters of 1998 and 1997, total comprehensive income was not materially different from net income (loss).


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE FOLLOWING DISCUSSION CONSTITUTES FORWARD LOOKING STATEMENTS INSOFAR AS IT RELATES TO PROGRESS IN THE COMPANY'S RESEARCH AND DEVELOPMENT PROGRAMS AND CLINICAL TRIALS, PRODUCT DEVELOPMENT EXPECTATIONS, IN-LICENSING PLANS, EXPECTED CASH EXPENDITURES AND EXPENSE LEVELS AND THE ADEQUACY OF THE COMPANY'S AVAILABLE RESOURCES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE AVAILABILITY OF FUNDS AND OTHER FACTORS DISCUSSED BELOW AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-22817), AS AMENDED AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1998


         The Company earned no revenues in the three-month period ended
March 31, 1998. In the three-month period ended March 31, 1998, the Company recognized as revenue a $5.0 million license fee received from BI in exchange for which the Company granted BI exclusive rights to various patents related to intravenous Procysteine(R) and which the Company has no obligation to repay.

         The Company's total operating expenses for the three-month periods ended March 31, 1998 and 1997 were $3.1 million and $1.5 million, respectively. Research and development expenses increased to approximately $2.2 million for the three months ended March 31, 1998 from approximately $0.5 million for the three months ended March 31, 1997. The increase was due primarily to the expenditures associated with the Company's Phase III ARDS trial which commenced in the first quarter of 1997 and was discontinued in May 1998, including staffing costs, clinical investigator grants, clinical site monitoring, clinical supplies and data management expenses ("ARDS Development Expenses"). The Company expects that ARDS Development Expenses related to the discontinued Phase III Trial will continue through the third quarter of 1998 as the Company, together with BI, continues to examine the safety and efficacy data to determine whether to resume its work with Procysteine i.v. for the treatment of ARDS. In addition, the Company expects that other research and development expenses will increase as the Company undertakes additional clinical and preclinical programs. Prior to the suspension of enrollment in March 1998, the Company had initiated 66 clinical sites, including 10 sites in Europe and enrolled 214 patients in the Phase III ARDS trial.

         General and administrative expenses decreased to approximately
$0.9 million for the three months ended March 31, 1998 from approximately
$1.0 million for the three months ended March 31, 1997. However, general and administrative expenses for the first quarter of 1997 included approximately $0.6 million of non-recurring administration charges associated with the signing of the BI Agreement and costs associated with the Company's initial public offering which was completed in July 1997. Excluding these non-recurring charges, general and administration expenses increased due to higher compensation expenses and recruiting costs and costs associated with the transition of the Company's operations from a private entity to a publicly traded company. As of May 1, 1998 the Company employed 21 full-time staff.

         Other income (expense) for each of the three-month periods ended March 31, 1998 and 1997 consists of interest income. Interest income for each of the three-month periods ended March 31, 1998 and 1997 was $212,000 and $25,000, respectively. The increase in interest income was due to higher average cash balances following the Company's initial public offering of Common Stock in July 1997.

         For the three-month periods ended March 31, 1998 and 1997, the Company had a net loss of $2.9 million and net income of $3.6 million, respectively. The net income in the first quarter of 1997 was due to the receipt and recognition of revenue consisting of a $5.0 million license fee from BI.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of approximately $14.5 million at March 31, 1998, compared to $16.8 million at December 31, 1997. These balances included cash, the use of which is restricted for ARDS Development Expenses, of approximately $3.6 million and $5.8 million, respectively. Pursuant to the BI Agreement entered in February 1997, the Company must use the BI license fee of $5.0 million and an equity investment by BI of $5.0 million (received in the Company's initial public offering) exclusively for ARDS Development Expenses. Since March 1997, the Company has incurred $8.2 million of ARDS Development Expenses under the BI Agreement (of which $6.4 million has been paid as of March 31, 1998), including $2.6 million of ARDS Development Expenses incurred in the three-month period ended March 31, 1998.

         Since its inception through March 31, 1998, the Company has financed its operations primarily with $30.3 million from the sale of equity securities and convertible notes, $11.1 million in contract research and license fee payments, and $1.1 million in interest income.

         The Company expects negative cash flows from operations to continue and to increase for the foreseeable future.

         If the Company were not to resume its work with Procysteine i.v. for the treatment of ARDS, the Company's business, financial condition and results of operations would be adversely affected. Even if the Company does continue its work with Procysteine i.v. for the treatment of ARDS, the suspension and discontinuation of the Phase III Clinical Trial is likely to result in a substantial increase in costs, which would have a material adverse affect on the business, financial condition and results of operations of the Company. There can be no assurance however, that the Company's estimates of future operating losses and operating expenses are accurate.

         The Company's actual working capital needs and funding requirements will depend upon numerous factors, some of which are beyond the Company's control, including the progress of the external research and development programs, the magnitude and scope of these activities, the timing, costs and results of preclinical and clinical testing, the determination as to whether to resume work with Procysteine i.v. for the treatment of ARDS, the costs of any acquisitions and/or licensing of technology rights, the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing and sales capabilities, the ability of the Company to establish new and maintain existing collaborative arrangements with BI and other companies, the technological advances and activities of competitors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, and other factors.

         The Company intends to seek additional funding through public or private financing, research and development financing, mergers and/or acquisitions, collaborative relationships or otherwise. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. Debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain of its product development programs, to license to others rights to commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself or cease operations.

PART II:  OTHER INFORMATION

ITEM 2   Changes in Securities and Use of Proceeds

         (d) USE OF PROCEEDS

         (1) The effective date of the registration statement on Form S-1 (the "Registration Statement") for the Company's initial public offering of shares of its common stock, $.01 par value per share, was July 2, 1997, and the commission file number of the Registration Statement is 333-22817.

         (2) (vii)  From July 2, 1997, the effective date of
                    the Registration Statement, to March 31, 1998, the Company has used the net offering proceeds to the Company as follows:

                    Accrued contract research payment...........     $130,000
                    Payment of operating expenses...............     $390,000
                    Payment of expenses related to the Phase III
                    Clinical Trial..............................   $1,475,000
                    Total.......................................   $1,995,000


                    Payment of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.



ITEM 6  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index

         (b) During the three months ended March 31, 1998, the Company filed one Current Report on Form 8-K under the Securities Exchange Act of 1934, as amended (Commission File No. 000-22383, filed March 25, 1998), disclosing under Item 5 thereof (Other Events), its suspension of the Phase III Trial of Procysteine for the treatment of ARDS.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TRANSCEND THERAPEUTICS, INC.
                                          (Registrant)


Date  May 15, 1998                        By: /s/ Hector J. Gomez
      ------------                        --------------------------------------
                                          Hector J. Gomez, M.D., Ph.D.
                                          President and Chief Executive Officer



Date  May 15, 1998                        /s/ B. Nicholas Harvey
      ------------                        --------------------------------------
                                          B. Nicholas Harvey
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

Item       Description
----       -----------
3.1        Second Amended and Restated Certificate of Incorporation of the
           Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1
           (File No. 333-22817) under the Securities Act of 1933, as amended, as declared effective on July 2, 1997 (the "S-1).

3.2 Amended and Restated By-Laws of the Registrant are incorporated herein by reference to Exhibit 3.3 to the S-1.

27.1       Financial Data Schedule (period ended March 31, 1998)

27.2       Financial Data Schedule-Amended (period ended March 31, 1997)
