Form 10-Q
period 1998-06-30
TRANSCEND THERAPEUTICS INC
filed 1998-08-14
CIK 1020910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 1998

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

Yes [ X ]  No [   ]


The number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1998, was 5,762,763 shares of Common Stock, par value $0.01 outstanding.

This quarterly report on Form 10-Q contains 14 pages, of which this is page one.

                          TRANSCEND THERAPEUTICS, INC.
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

TABLE OF CONTENTS

                                                                                                   PAGE
PART I         FINANCIAL INFORMATION

ITEM 1:        FINANCIAL STATEMENTS (Unaudited)

                 -  Condensed Balance Sheets - June 30, 1998 and December
               31, 1997                                                                             3

                 - Condensed Statements of Operations - Three months ended June
               30, 1998 and 1997, six months ended June 30, 1998 and 1997 and the period from January 1, 1993 (Commencement of Operations) to
               June 30, 1998                                                                        4

                 - Condensed Statements of Cash Flows - Three months ended June
               30, 1998 and 1997 and the period from January 1, 1993
               (Commencement of Operations) to June 30, 1998                                        5

                 - Notes to Condensed Financial Statements                                          7

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                                8

PART II        OTHER INFORMATION                                                                   12

ITEM 2         Changes in Securities and Use of Proceeds
ITEM 4         Submission of Matters to a Vote of Security Holders
ITEM 5         Other Information
ITEM 6         Exhibits and Reports on Form 8-K


PART 1: FINANCIAL INFORMATION

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                            Condensed Balance Sheets
                                 (in thousands)


                                                                JUNE 30, 1998        DECEMBER 31, 1997
                                                                 (Unaudited)              *(note)

ASSETS
Current assets:
   Unrestricted cash and cash equivalents                               $  10,472              $  10,989
   Restricted cash                                                          1,852                  5,805
   Prepaid expenses and other current assets                                   83                    161
   Other assets                                                                25                     25
                                                            ---------------------- ----------------------
Total current assets                                                       12,432                 16,980
   Property and equipment, net                                                144                    111
Other assets:
   Patents and licenses, net                                                  308                    335
                                                            ---------------------- ----------------------
          Total assets                                                  $  12,884             $   17,426
                                                            ====================== ======================


LIABILITIES AND STOCKHOLDER'S EQUITY Current liabilities:
   Accounts payable and accrued expenses                                 $  1,370              $   1,660

Stockholder's equity:
   Common stock                                                                58                     58
   Additional paid-in capital                                              38,433                 38,395
   Deferred compensation                                                    (570)                  (707)
   Deficit accumulated during the                                        (26,407)               (21,980)
       development stage
                                                            ---------------------- ----------------------

          Total stockholder's equity                                       11,514                 15,766
                                                            ====================== ======================
          Total liabilities and stockholder's equity                    $  12,884             $   17,426
                                                            ====================== ======================

   * Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                       Condensed Statements of Operations
                                   (Unaudited)
                     (in thousands except per share amounts)

                                                                                                         Period Jan. 1, 1993
                                            Three Months                      Six Months                  (Commencement of
                                           Ended June 30,                    Ended June 30,                operations) to
                                        1998            1997              1998             1997             June 30, 1998
Research and development contract
  revenues and license fees                                                                 $ 5,000                 $ 11,095
Operating expenses:
   Research and development                  $931         $ 1,255          $ 3,160            1,756                   19,501
   General and administrative                 794             944            1,671            1,915                   11,229
                                   --------------- --------------- ---------------- ---------------- ------------------------
Total operating expenses                    1,725           2,199            4,831            3,671                   30,730
Interest income                               192              85              405              110                    1,273
Interest expense                                                                                                       (532)
                                   --------------- --------------- ---------------- ---------------- ------------------------
Net income (loss)                         (1,533)         (2,114)          (4,426)            1,439               $ (18,894)
                                                                                                     ========================
Accretion of dividends and
   liquidation preference on
   redeemable non-convertible
   preferred stock                             --            (89)               --            (119)
                                   =============== =============== ================ ================
Net income (loss) to common
   stockholders                         $ (1,533)       $ (2,203)        $ (4,426)          $ 1,320
                                   =============== =============== ================ ================

Net income (loss) per common
   share                                 $ (0.27)        $ (2.78)         $ (0.77)            $1.67
                                   =============== =============== ================ ================

Net income (loss) per common
   share assuming dilution               $ (0.27)        $ (2.78)         $ (0.77)           $ 0.31
                                   =============== =============== ================ ================



                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                      Six Months Ended        Period Jan. 1, 1993
                                                                          June 30,             (Commencement of
                                                                -----------------------------     operations
                                                                    1998            1997        to June 30, 1998
                                                                ------------- --------------- --------------------
OPERATING ACTIVITIES:
Net income (loss)                                                    $(4,426)       $  1,439           $ (18,894)
Adjustments to reconcile net income (loss) to cash
 used in operating activities:
   Depreciation and amortization                                          47              42                  310
   Loss on sale of property and equipment                                                                       5
   Expenses incurred with related party settled
      with the issuance of common stock                                                                       304
   Amortization of deferred compensation expense                         137             142                  525
   Issuance of preferred stock in lieu of interest                                                            533
   Change in operating assets and liabilities:
      Restricted cash                                                  3,953         (3,264)              (1,852)
      Prepaid expenses and other current assets                           78            (17)                 (83)
      Other assets                                                                        16                 (21)
      Accounts payable and accrued expenses                            (258)             901                1,328
                                                                ------------- --------------- --------------------
Net cash used in operating activities                                  (469)           (741)             (17,845)

INVESTING ACTIVITIES:
Purchase of equipment and improvements                                  (53)            (31)                (230)
Proceeds from sale of equipment                                                                                 2
                                                                ------------- --------------- --------------------
Net cash used in investing activities                                   (53)            (31)                (228)

FINANCING ACTIVITIES:
Issuance of common stock and/or common stock warrants                                    178               16,740
Proceeds from issuance of debt                                                                              3,170
Payment on note payable to related party                                                                    (170)
Deferred costs of public offering                                                      (189)                (925)
Issuance of series A preferred stock warrants                                                                  16
Issuance of series A redeemable convertible
   preferred stock                                                                                          6,630
Issuance of series C redeemable convertible
   preferred stock                                                                                          2,000
Issuance of redeemable non-convertible
   preferred stock                                                                       861                1,039
Proceeds from exercise of stock options                                    5               6                   47
Purchase of treasury stock                                                                                    (2)
                                                                ------------- --------------- --------------------
Net cash provided by financing activities                                  5             856               28,545
                                                                ------------- --------------- --------------------
Increase (decrease) in cash and cash equivalents                       (517)              84               10,472
Cash and cash equivalents at beginning of period                      10,989             640                   --
                                                                ------------- -------------- --------------------
Cash and cash equivalents at end of period                          $ 10,472       $     724             $ 10,472
                                                                ============= =============== ====================

                             See accompanying notes.

                          Transcend Therapeutics, Inc.
                          (A development stage company)

                     Notes to Condensed Financial Statements
                                  June 30, 1998
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements as of June 30, 1998 and for the three- and six-month periods ended June 30, 1998 and 1997 and for the period January 1, 1993 (commencement of operations) to June 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three-and six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These condensed financial statements and the related notes should be read in conjunction with the audited annual financial statements of Transcend Therapeutics, Inc. (the "Company") for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

OVERVIEW

         The Company is dedicated to the development and commercialization of products for unmet medical needs. In the second quarter of 1997, the Company began a Phase III clinical trial to determine the safety and efficacy of the Company's lead product candidate, Procysteine(R), in the treatment of acute respiratory distress syndrome ("ARDS"). On August 13, 1998, the Company and BI announced results from the unblinding of the Phase III clinical trial evaluating the intravenous administration of Procysteine for the treatment of ARDS. These results showed that Procysteine i.v. is not effective in the treatment of ARDS. In March 1998, the Company had suspended the Phase III Clinical Trial following a recommendation of an independent Safety Monitoring Board. The Safety Monitoring Board had determined following a review of preliminary mortality data on a total of 214 patients enrolled through March 18, 1998 that the incidence of all-cause mortality in patients receiving Procysteine i.v. was higher than the incidence in patients receiving a placebo. In May 1998, the Company announced that it was discontinuing its Phase III Clinical Trial because its preliminary review of the mortality data on the 214 patients enrolled in the study prior to its suspension uncovered no clear explanation of the lower mortality observed in the placebo group. To date, no explanation for the higher all-cause mortality observed in the Procysteine group has been identified. The Company and BI will make a determination whether to continue their work with Procysteine i.v. in the near term. The Company continues to negotiate possible in-licensing opportunities as well as other strategic options with respect to its business. There can be no assurance that the Company will be successful in implementing any such in-licensing or other strategic options in a timely manner or at all, or that any such action would enhance the competitive position or future success of the Company.

NET INCOME (LOSS) PER SHARE

          The following table sets forth the computation of net income (loss) per share (in thousands except share data):

                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------           -------------------------
                                                               1998               1997              1998               1997
                                                               ----               ----              ----               ----
Numerator:
Net income (loss):                                                $ (1,533)         $ (2,114)          $ (4,426)            $ 1,439
Accretion of redeemable nonconvertible preferred stock                    0              (89)                  0              (119)
                                                           -----------------  ---------------  -----------------  -----------------
Numerator for net income (loss) per common share - net
     income (loss) to common stockholders                           (1,533)           (2,203)            (4,426)              1,320
Numerator for net income (loss) per common share assuming
     dilution - net income (loss) to common stockholders
     after assumed conversion                                       (1,533)           (2,203)            (4,426)              1,320
                                                           -----------------  ---------------  -----------------  -----------------

Denominator:
Denominator for net income (loss) per common share -
     weighted - average shares                                    5,762,763           791,617          5,761,938            791,186
Effect of dilutive securities:
   Stock options                                                         --                --                 --            304,954
   Common stock warrants                                                 --                --                 --              5,000
Preferred stock                                                          --                --                 --          3,122,167
                                                          ------------------  ---------------   ----------------   ----------------
Dilutive potential common shares                                         --                --                 --          3,432,121
   Denominator for net income (loss) per common share
     assuming dilution - adjusted weighted-average
     shares and assumed conversions                               5,762,763           791,617          5,761,938          4,223,307
                                                          ==================  ===============   ================    ===============
Net income (loss) per common share                                 $ (0.27)          $ (2.78)           $ (0.77)             $ 1.67
                                                          ==================  ===============   ================    ===============
Net income (loss) per common share assuming dilution               $ (0.27)          $ (2.78)           $ (0.77)             $ 0.31
                                                          ==================  ===============   ================    ===============



IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Financial Accounting Standard 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholder's equity to be included in other comprehensive income. During the second quarters of 1998 and 1997, total comprehensive income was not materially different from net income (loss).


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE FOLLOWING DISCUSSION CONSTITUTES FORWARD LOOKING STATEMENTS INSOFAR AS IT RELATES TO PROGRESS IN THE COMPANY'S RESEARCH AND DEVELOPMENT PROGRAMS, PRODUCT DEVELOPMENT EXPECTATIONS, IN-LICENSING PLANS, EXPECTED CASH EXPENDITURES AND EXPENSE LEVELS AND THE ADEQUACY OF THE COMPANY'S AVAILABLE RESOURCES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE TERMINATION OF THE COMPANY'S WORK WITH PROCYSTEINE FOR THE TREATMENT OF ARDS, THE AVAILABILITY OF FUNDS AND OTHER FACTORS DISCUSSED BELOW AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-22817), AS AMENDED, AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1998


         The Company earned no revenues in the three-month periods ended June 30, 1998 and 1997.

         The Company's total operating expenses for the three-month periods ended June 30, 1998 and 1997 were $1.7 million and $2.2 million, respectively. Research and development expenses decreased to approximately $0.9 million for the three months ended June 30, 1998 from approximately $1.3 million for the three months ended June 30, 1997. The decrease was due primarily to reduced costs associated with the Company's Phase III ARDS trial (the "Phase III Trial") which commenced in the first quarter of 1997 and was discontinued in May 1998, including staffing costs, clinical investigator grants, clinical site monitoring, clinical supplies and data management expenses ("ARDS Development Expenses"). ARDS Development Expenses related to the discontinued Phase III Trial will also be incurred in the third quarter of 1998 relating to the Company's evaluation of unblinded data in order to determine whether to resume its work with Procysteine i.v. for the treatment of ARDS. The Company expects that other research and development expenses may increase if the Company undertakes additional clinical and pre-clinical programs.

         General and administrative expenses decreased to approximately $0.8 million for the three months ended June 30, 1998 from approximately $0.9 million for the three months ended June 30, 1997. The decrease was due primarily to the reduction of administrative charges associated with the suspended Phase III Trial as well as a reduction in staffing costs. As of August 7, 1998 the Company had 16 full-time employees.

         Other income for the each of the three-month periods ended June 30, 1998 and 1997 consists of interest income. Interest income for each of the three-month periods ended June 30, 1998 and 1997 was $192,000 and $85,000, respectively. The increase in interest income was due to higher average cash balances following the Company's initial public offering of Common Stock which was completed in July 1997.

         For each of the three-month periods ended June 30, 1998 and 1997, the Company had net losses of $1.5 million and $2.2 million, respectively.


SIX MONTHS ENDED JUNE 30, 1998


         The Company earned no revenues in the six-month period ended June 30, 1998. In the six-month period ended June 30, 1997, the Company recognized as revenue $5.0 million consisting of a non-refundable, non-creditable license fee received from BI in exchange for which the Company granted BI exclusive rights to various patents related to intravenous Procysteine(R).

         The Company's total operating expenses for the six-month periods ended June 30, 1998 and 1997 were $4.8 million and $3.7 million, respectively. Research and development expenses increased to approximately $3.1 million for the six months ended June 30, 1998 from approximately $1.8 million for the six months ended June 30, 1997. The increase was due primarily to accelerated patient enrollment and other increased costs associated with the Company's Phase III ARDS trial which commenced in the first quarter of 1997 and was discontinued in May 1998, including staffing costs, clinical investigator grants, clinical site monitoring, clinical supplies and data management expenses.

         General and administrative expenses decreased to approximately $1.7 million for the six months ended June 30, 1998 from approximately $1.9 million for the six months ended June 30, 1997. However, general and administrative expenses for the first six months of 1997 included approximately $0.6 million of non-recurring administration charges associated with the signing of the BI Agreement and costs associated with the Company's initial public offering, which was completed in July 1997. Excluding those non-recurring charges, general and administration charges increased due to higher compensation expenses and recruiting costs and costs associated with the transition of the Company's operations from a private entity to a publicly traded company.

         Other income for the each of the six-month periods ended June 30, 1998 and 1997 consists of interest income. Interest income for each of the six-month periods ended June 30, 1998 and 1997 was $405,000 and $110,000, respectively. The increase in interest income was due to higher average cash balances following the Company's initial public offering of Common Stock, which was completed in July 1997.

         For the six-month period ended June 30, 1998, the Company had a net loss of $4.4 million. For the six-month period ended June 30, 1997, the Company recorded a net profit of $1.3 million, resulting from the receipt and recognition of revenue consisting of a $5.0 million license fee from BI.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception through June 30, 1998, the Company has financed its operations primarily with $13.6 million from the private sale of equity securities, $30.3 million from the sale of equity securities and convertible notes, $11.1 million in contract research and license fee payments, and $1.3 million in interest income.

         The Company had cash and cash equivalents of approximately $12.3 million at June 30, 1998, compared to $16.8 million at December 31, 1997. These balances included cash, the use of which is restricted for ARDS Development Expenses, of approximately $1.9 million and $5.8 million, respectively. Pursuant to a Development and License Agreement entered into with BI for the development and commercialization of Procysteine i.v. for the Treatment of ARDS ("the BI Agreement"), the Company must use the BI license fee of $5.0 million and an equity investment by BI of $5.0 million (received in the Company's initial public offering) exclusively for ARDS Development Expenses. On August 13, 1998, the Company and BI announced results from the unblinding of the Phase III clinical trial evaluating the intravenous administration of Procysteine for the treatment of ARDS. These results showed that Procysteine i.v. is not effective in the treatment of ARDS. To date, no explanation for the higher all-cause mortality observed in the Procysteine group has been identified. The Company and BI will make a determination whether to continue their work with Procysteine i.v. in the near term. Since March 1997, the Company has incurred $9.3 million of ARDS Development Expenses under the BI Agreement (of which $8.1 million has been paid as of June 30, 1998), including $1.0 million of ARDS Development Expenses incurred in the three-month period ended June 30, 1998.

         The Company expects negative cash flows from operations to continue for the foreseeable future.

         The Company anticipates that its existing cash and cash equivalents available at June 30, 1998 will be sufficient to fund its operating expenses to May 1999. However, there can be no assurance that the Company's estimates of future operating losses and operating expenses are accurate.


         The Company's actual working capital needs and funding requirements will depend upon numerous factors, some of which are beyond the Company's control, including the progress of the external research and development programs, the magnitude and scope of these activities, the timing, costs and results of pre-clinical and clinical testing, the determination as to whether to continue clinical development of Procysteine i.v., the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing and sales capabilities, the ability of the Company to establish new and maintain existing collaborative arrangements with BI and other companies, the costs of any acquisitions and/or licensing of technology rights, the technological advances and activities of competitors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights. On August 13, 1998, the Company and BI announced results from the unblinding of the Phase III clinical trial evaluating the intravenous administration of Procysteine for the treatment of ARDS. These results showed that Procysteine i.v. is not effective in the treatment of ARDS. To date, no explanation for the higher all-cause mortality observed in the Procysteine group has been identified. The Company and BI will make a determination whether to continue their work with Procysteine i.v. in the near term. The Company continues to negotiate possible in-licensing opportunities as well as other strategic options with respect to its business. There can be no assurance that the Company will be successful in implementing any such in-licensing or other strategic options in a timely manner or at all, or that any such action would enhance the competitive position or future success of the Company.

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

         (d) Use of Proceeds
             ---------------

                (1) The effective date of the registration statement on Form S-1 (the "Registration Statement") for the Company's initial public offering of shares of its common stock, $.01 par value per share, was July 2, 1997, and the commission file number of the Registration Statement is 333-22817.

                (2)   (vii)  From July 2, 1997, the effective date of the
                             Registration Statement, to June 30, 1998, the Company has used the net offering proceeds to the Company as follows:

                             Accrued contract research payment.......   $130,000
                             Payment of operating expenses...........   $920,000
                             Payment of professional expenses related
                             to the signing of the BI Agreement......   $150,000
                             Total................................... $2,525,000

                             Payment of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

                     (viii) The use of proceeds described in the prospectus for the offering contemplated the use of $8.0 million of the $15.7 million in net proceeds from the offering to fund the Company's Phase III Trial. The use of proceeds described in (vii) above reflects in part the subsequent reduction in costs associated with the discontinuation of the Phase III Trial , including staffing costs, clinical investigator grants, clinical site monitoring, clinical supplies and data management expenses.


ITEM 4  Submissions of Matters to a vote of Security Holders

         (a) The Company helds it Annual Meeting of Stockholder's on June 23, 1998 (the "Annual Meeting").

         (c)  At the Annual Meeting, the stockholders:

                  (1) Elected each of Philippe O. Chambon, Frank L. Douglas and William C. Mills III as a director of the Company for a three-year term by a vote of 4,059,105 shares for and 14,810 shares against.

                  (2) Approved an amendment of the Company's Amended and Restated 1994 Equity Incentive Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 300,000 shares from 775,891 shares to 1,075,891 shares. The amendment of the plan was approved by a vote of 3,468,380 shares for, 10,710 shares against, 4,200 shares abstained and 590,625 shares had no vote.

                  (3) Ratified the selection of Ernst & Young LLP as the Company's independent accountants for the current fiscal year by a vote of 4,073,815 shares for, 0 shares against and 100 shares abstained.


ITEM 5  Other Information

         On August 13, 1998, the Company and BI announced results from the unblinding of the Phase III clinical trial evaluating the intravenous administration of Procysteine for the treatment of ARDS. These results showed that Procysteine i.v. is not effective in the treatment of ARDS. To date, no explanation for the higher all-cause mortality observed in the Procysteine group has been identified. The Company and BI will make a determination whether to continue their work with Procysteine i.v. in the near term. The Company continues to negotiate possible in-licensing opportunities as well as other strategic options with respect to its business. There can be no assurance that the Company will be successful in implementing any such in-licensing or other strategic options in a timely manner or at all, or that any such action would enhance the competitive position or future success of the Company.

         Any proposal that a stockholder wishes the Company to consider for inclusion in the Company's proxy statement and form of proxy card for the Company's 1999 Annual Meeting of Stockholders (the "1999 Meeting") must be submitted to the Secretary of the Company at its offices, 640 Memorial Drive, Cambridge, Massachusetts 02139, no later than January 15, 1999.

         In addition, the Company's Bylaws require all stockholder proposals to be timely submitted in advance to the Company at the above address (other than proposals submitted for inclusion in the Company's proxy statement and form of proxy as described above). To be timely, the Secretary must receive such notice not less than 60 days nor more than 90 days prior to the 1999 Meeting; provided that, in the event that less than 70 days' notice or prior public disclosure of the date of the 1999 Meeting is given or made, the notice must be received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first.
ITEM 6  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index

         (b) During the three months ended June 30, 1998, the Company filed no Current Reports on Form 8-K under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  August 14, 1998
      ---------------             TRANSCEND THERAPEUTICS, INC.
                                  (Registrant)

                                  By: /s/ Hector J. Gomez
                                  ----------------------------------------------
                                  Hector J. Gomez, M.D., Ph.D.
                                  President and Chief Executive Officer



Date  August 14, 1998              /s/ B. Nicholas Harvey
      ---------------              ---------------------------------------------
                                   B. Nicholas Harvey
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Item         Description
----         -----------

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

27.1         Financial Data Schedule (period ended June 30, 1998)

27.2         Financial Data Schedule-Amended (period ended June 30, 1997)