Form 10-Q
period 1998-09-30
TRANSCEND THERAPEUTICS INC
filed 1998-11-16
CIK 1020910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended September 30, 1998

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to .........................


                         COMMISSION FILE NUMBER 00-22383

                          TRANSCEND THERAPEUTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                             04-3174575
(State or jurisdiction of incorporation or organization)           (IRS Employer Identification No.)


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

    Yes [ X ]       No [   ]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1998, was 5,763,091 shares of Common Stock, par value $0.01 outstanding.

This quarterly report on Form 10-Q contains 14 pages, of which this is page one.

                          TRANSCEND THERAPEUTICS, INC.
                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


 TABLE OF CONTENTS                                                      PAGE

PART I                    FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS (Unaudited)

            -Condensed Balance Sheets - September 30, 1998 and
             December 31, 1997                                           3

            -Condensed  Statements  of  Operations  - Three months
            ended September 30, 1998 and 1997, nine months ended
            September 30, 1998 and 1997 and the period from
            January 1, 1993 (Commencement of Operations) to
            September 30, 1998                                           4

            -Condensed Statements of Cash Flows - Nine months ended September 30, 1998 and 1997 and the period from
            January 1, 1993 (Commencement of Operations) to
            September 30, 1998                                           5

            -Notes to Condensed Financial Statements                     6

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8

PART II     OTHER INFORMATION                                           11

ITEM 2      Changes in Securities and Use of Proceeds
ITEM 5      Other Information
ITEM 6      Exhibits and Reports on Form 8-K

PART 1: FINANCIAL INFORMATION


                         TRANSCEND THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)
                                 (Unaudited)


                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            1998          1997
                                                       -----------------------------

ASSETS
Current assets:
  Unrestricted cash and cash equivalents                   $  9,614        $ 10,989
  Restricted cash                                             1,037           5,805
  Prepaid expenses and other current assets                     136             161
  Other assets                                                   25              25
                                                       -----------------------------
          Total current assets                               10,812          16,980
  Property and equipment, net                                    44             111
  Patents and licenses, net                                     295             335
                                                       -----------------------------
          Total assets                                     $ 11,151        $ 17,426
                                                       =============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                    $  1,018        $  1,660
Stockholders' equity:
  Common stock                                                   58              58
  Additional paid-in capital                                 38,007          38,395
  Deferred compensation                                        (306)           (707)
  Deficit accumulated during the
     development stage                                      (27,626)        (21,980)
                                                       -----------------------------
          Total stockholders' equity                         10,133          15,766
                                                       -----------------------------
          Total liabilities and stockholders' equity       $ 11,151        $ 17,426
                                                       =============================




                             See accompanying notes.

                                         TRANSCEND THERAPEUTICS, INC.
                                        (A DEVELOPMENT STAGE COMPANY)

                                      CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                            PERIOD JAN. 1, 1993
                                                                                             (COMMENCEMENT OF
                                            THREE MONTHS               NINE MONTHS             OPERATIONS) TO
                                          ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,         SEPTEMBER 30,
                                        ----------------------- -------------------------   -----------------
                                           1998        1997         1998        1997               1998

Research and development contract
  revenues and license fees                                                    $5,000           $ 11,095
Operating expenses:
     Research and development             $   232     $    871     $ 3,392      2,627             19,733
     General and administrative             1,071          636       2,743      2,551             12,301
                                        ---------------------------------------------------------------------
          Total operating expenses          1,303        1,507       6,135      5,178             32,034
Interest income                               165          248         570        358              1,438
Interest expense                                                                                    (532)
Loss on disposition of assets                 (80)                     (80)                          (80)
                                        ---------------------------------------------------------------------
Net income (loss)                          (1,218)      (1,259)     (5,645)       180           $(20,113)
                                        ---------------------------------------------------------------------
Accretion of dividends and liquidation
  preference on redeemable non-
  convertible preferred stock                              (59)                  (178)
                                        -------------------------------------------------
Net income (loss) to common
  stockholders                            $(1,218)    $ (1,318)    $(5,645)    $    2
                                        =================================================
Net income (loss) per common share        $ (0.21)    $  (0.25)    $ (0.98)    $ 0.00
Net income (loss) per common share
  assuming dilution                       $ (0.21)    $  (0.25)    $ (0.98)    $ 0.00




                             See accompanying notes.


                                         TRANSCEND THERAPEUTICS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)


                                                                              NINE MONTHS ENDED         PERIOD JAN. 1, 1993
                                                                                 SEPTEMBER 30,           (COMMENCEMENT OF
                                                                           ----------------------           OPERATIONS
                                                                              1998          1997       TO SEPTEMBER 30, 1998
                                                                           ----------     -------      ---------------------

           OPERATING ACTIVITIES:
           Net income (loss)                                                $(5,645)       $   180            $(20,113)
           Adjustments to reconcile net income (loss) to cash used in operating activities:
                Depreciation and amortization                                    74             59                 337
                Non-cash severance expense                                        6                                  6
                Loss on disposition of assets                                    80                                 85
                Expenses incurred with related party settled with the                                              304
                  issuance of common stock
                Amortization of deferred compensation expense                   (27)           210                 361
                Issuance of preferred stock in lieu of interest                                                    533
                Change in operating assets and liabilities:
                  Restricted cash                                             4,768         (6,970)             (1,037)
                  Prepaid expenses and other current assets                      25           (144)               (136)
                  Other assets                                                                  16                 (21)
                  Accounts payable and accrued expenses                        (608)           411                 978
                                                                         ------------------------------------------------
           Net cash used in operating activities                             (1,327)        (6,238)            (18,703)

           INVESTING ACTIVITIES:
           Purchase of equipment and improvements                               (53)           (57)               (230)
           Proceeds from sale of equipment                                                                           2
                                                                         ------------------------------------------------
           Net cash used in investing activities                                (53)           (57)               (228)

           FINANCING ACTIVITIES:
           Issuance of common stock and/or common stock warrants                            16,740              16,740
           Proceeds from issuance of debt                                                                        3,170
           Payment on note payable to related party                                                               (170)
           Deferred costs of public offering                                                  (590)               (925)
           Issuance of series A preferred stock warrants                                                            16
           Issuance of series A redeemable convertible preferred stock                                           6,630
           Issuance of series C redeemable convertible preferred stock                                           2,000
           Issuance of redeemable non-convertible preferred stock                            1,039               1,039
           Proceeds from exercise of stock options                                5              6                  47
           Purchase of treasury stock                                                                               (2)
                                                                         ------------------------------------------------
           Net cash provided by financing activities                              5         17,195              28,545
                                                                         ------------------------------------------------
           Increase (decrease) in cash and cash equivalents                  (1,375)        10,900               9,614
           Cash and cash equivalents at beginning of period                  10,989            640
                                                                         ------------------------------------------------
           Cash and cash equivalents at end of period                       $ 9,614        $11,540            $  9,614
                                                                         ================================================




                             See accompanying notes.

                          TRANSCEND THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of September 30, 1998 and for the three- and nine-month periods ended September 30, 1998 and 1997 and for the period January 1, 1993 (commencement of operations) to September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These condensed financial statements and the related notes should be read in conjunction with the audited annual financial statements of Transcend Therapeutics, Inc. (the "Company") for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

OVERVIEW

The Company is dedicated to the development and commercialization of products for unmet medical needs. In the second quarter of 1997, the Company began a Phase III clinical trial to determine the safety and efficacy of the Company's lead product candidate, Procysteine(R), in the treatment of acute respiratory distress syndrome ("ARDS"). In March 1998, the Company had suspended the Phase III Clinical Trial on the use of Procysteine(R) i.v. for the treatment of ARDS following a recommendation of an independent Safety Monitoring Board. The Safety Monitoring Board had determined following a review of preliminary mortality data on a total of 214 patients enrolled through March 18, 1998 that the incidence of all-cause mortality in patients receiving Procysteine i.v. was higher than the incidence in patients receiving a placebo. In May 1998, the Company announced that it was discontinuing its Phase III Clinical Trial because its preliminary review of the mortality data on the 214 patients enrolled in the study prior to its suspension uncovered no clear explanation of the lower mortality observed in the placebo group. In August 1998, the Company and its corporate partner Boehringer Ingelheim International, GmbH ("BI") announced results from the unblinding of the Phase III ARDS clinical trial which showed that Procysteine i.v. is not effective in the treatment of ARDS. To date, no explanation for the higher all-cause mortality observed in the Procysteine group has been identified. The Company and BI will make a determination whether to continue their work with Procysteine i.v. by the end of the first quarter of 1999. In August and September 1998, the Company announced the resignation of its Chief Executive Officer and Chief Scientific Officer and the lay-off of ten other staff. Concurrently, B. Nicholas Harvey, the Senior Vice President and Chief Financial Officer was appointed President, a Director and interim Chief Executive Officer. The Company is currently pursuing various strategic alternatives with respect to its business, including strategic alliances or the sale or merger of the Company. There can be no assurance that the Company will be successful in implementing any such strategic options in a timely manner or at all, or that any such action would enhance the competitive position or future success of the Company.

NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of net income (loss) per share:


                                                 THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------         -------------------------------
                                                      1998               1997                 1998               1997
                                                 ------------        ------------         ------------       ------------
     Numerator:
     Net income (loss):                          $(1,218,175)        $(1,258,594)         $(5,645,153)       $  179,929
     Accretion of redeemable nonconvertible
       preferred stock                                                   (59,333)                              (178,000)
     Numerator for net income (loss) per
     common share-- net income (loss)
     attributable to common stockholders          (1,218,175)         (1,317,927)          (5,645,153)            1,929
     Denominator:
     Denominator for net income (loss) per
     common share -weighted-- average shares       5,762,895           5,285,859            5,762,271         1,344,678
     Effect of dilutive securities:
       Stock options                                                                                            294,858
       Common stock warrants                                                                                      5,000
     Preferred stock                                                                                          3,122,167
                                                 -------------------------------------------------------------------------
     Dilutive potential common shares                     --                  --                   --         3,422,025
       Denominator for net income (loss) per
     common share assuming dilution -- adjusted
     weighted-average shares and assumed
     conversions                                   5,762,895           5,285,859            5,762,271         4,766,703
     Net income (loss) per common share               $(0.21)             $(0.25)              $(0.98)           $ 0.00
     Net income (loss) per common share
     assuming dilution                                   N/A                 N/A                  N/A            $ 0.00



IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Financial Accounting Standard 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholder's equity to be included in other comprehensive income. During the third quarters of 1998 and 1997, total comprehensive income was not materially different from net income (loss).

DISPOSITION OF ASSETS

In August and September 1998, the Company announced the resignation of its Chief Executive Officer and Chief Scientific Officer and the lay-off of ten of its employees. As a result of the down-sizing, the Company has rationalized certain of its assets, disposed of certain fixed assets and has made arrangements to reduce its leased facilities and equipment. Consequently, the Company realized a loss on disposition of assets of approximately $80,000 in the third quarter of 1998.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE FOLLOWING DISCUSSION CONSTITUTES FORWARD LOOKING STATEMENTS INSOFAR AS IT RELATES TO THE PURSUIT OF STRATEGIC ALTERNATIVES, PROGRESS IN THE COMPANY'S RESEARCH AND DEVELOPMENT PROGRAMS, PRODUCT DEVELOPMENT EXPECTATIONS, IN-LICENSING PLANS, EXPECTED CASH EXPENDITURES AND EXPENSE LEVELS AND THE ADEQUACY OF THE COMPANY'S AVAILABLE RESOURCES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE TERMINATION OF THE COMPANY'S WORK WITH PROCYSTEINE FOR THE TREATMENT OF ARDS, THE AVAILABILITY OF FUNDS AND OTHER FACTORS DISCUSSED BELOW AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-22817), AS AMENDED, AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998

The Company earned no revenues in the three-month periods ended September 30, 1998 and 1997.

The Company's total operating expenses for the three-month periods ended September 30, 1998 and 1997 were $1.3 million and $1.5 million, respectively. Research and development expenses decreased to approximately $0.2 million for the three months ended September 30, 1998 from approximately $0.9 million for the three months ended September 30, 1997. The decrease was due primarily to reduced costs associated with the Company's Phase III ARDS trial (the "Phase III Trial") which commenced in the first quarter of 1997 and was discontinued in May 1998, including staffing costs, clinical investigator grants, clinical site monitoring, clinical supplies and data management expenses ("ARDS Development Expenses"). The Company expects that the remaining regulatory and administrative work related to the discontinued ARDS trial will be fully completed by the first quarter of 1999. The Company, along with its partner Boehringer Ingelheim International, GmbH ("BI"), will make a determination on the future of Procysteine i.v. by the end of the first quarter of 1999.

General and administrative expenses increased to approximately $1.1 million for the three months ended September 30, 1998 from approximately $0.6 million for the three months ended September 30, 1997. Of the $1.1 million of general and administrative expenses in the third quarter of 1998, approximately $0.5 million related to one-time charges for severance related to the reduction of the staff. As of November 13, 1998, the Company had 4 full-time employees.

Other income and expenses for the each of the three-month periods ended September 30, 1998 and 1997 consists of interest income and loss on the disposition of assets. Interest income for each of the three-month periods ended September 30, 1998 and 1997 was $165,000 and $248,000, respectively. The decrease in interest income was due to lower average cash balances. In the three-month period ended September 30, 1998, there were approximately $80,000 of losses incurred from the disposition of certain property and equipment related to the reduction of the staff.

For each of the three-month periods ended September 30, 1998 and 1997, the Company had net losses of $1.2 million and $1.3 million, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company earned no revenues in the nine-month period ended September 30, 1998. In the nine-month period ended September 30, 1997, the Company recognized as revenue $5.0 million consisting of a non-refundable, non-creditable license fee received from BI in exchange for which the Company granted BI exclusive rights to various patents related to intravenous Procysteine(R).

The Company's total operating expenses for the nine-month periods ended September 30, 1998 and 1997 were $6.1 million and

$5.2 million, respectively. Research and development expenses increased to approximately $3.4 million for the nine months ended September 30, 1998 from approximately $2.6 million for the nine months ended September 30, 1997. The increase was due primarily to accelerated patient enrollment and other increased costs associated with the Company's Phase III ARDS trial which commenced in the first quarter of 1997 and was discontinued in May 1998, including staffing costs, clinical investigator grants, clinical site monitoring, clinical supplies and data management expenses.

General and administrative expenses increased to approximately $2.7 million for the nine months ended September 30, 1998 from approximately $2.6 million for the nine months ended September 30, 1997. General and administrative expenses for the first nine months of 1998 included approximately $0.5 million in one-time charges related to the reduction of the Company's staffing and facilities. General and administrative expenses for the first nine months of 1997 included approximately $0.6 million of non-recurring administration charges associated with the signing of the BI Agreement and costs associated with the Company's initial public offering, which was completed in July 1997.

Other income and expenses for the each of the nine-month periods ended September 30, 1998 and 1997 consists of interest income and loss on the disposition of assets. Interest income for each of the nine-month periods ended September 30, 1998 and 1997 was $570,000 and $358,000, respectively. The increase in interest income was due to higher average cash balances following the Company's initial public offering of Common Stock, which was completed in July 1997. In the nine-month period ended September 30, 1998, there were approximately $80,000 of losses incurred from the disposition of certain property and equipment related to the reduction of the staff.

For the nine-month period ended September 30, 1998, the Company had a net loss of $5.6 million. For the nine-month period ended September 30, 1997, the Company recorded a net profit of approximately $2,000, resulting from the receipt and recognition of revenue consisting of a $5.0 million license fee from BI.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception through September 30, 1998, the Company has financed its operations primarily with $13.6 million from the private sale of equity securities, $30.3 million from the sale of equity securities and convertible notes, $11.1 million in contract research and license fee payments, and $1.4 million in interest income.

The Company had cash and cash equivalents of approximately $10.7 million at September 30, 1998, compared to $16.8 million at December 31, 1997. These balances included cash, the use of which is restricted for expenses associated with the development of a treatment for ARDS ("ARDS Development Expenses"), of approximately $1.0 million and $5.8 million, respectively. Pursuant to a Development and License Agreement entered into with BI for the development and commercialization of Procysteine i.v. for the treatment of ARDS ("the BI Agreement"), the Company must use the BI license fee of $5.0 million and an equity investment by BI of $5.0 million (received in the Company's initial public offering) exclusively for ARDS Development Expenses. On August 13, 1998, the Company and BI announced results from the unblinding of the Phase III clinical trial evaluating the intravenous administration of Procysteine for the treatment of ARDS. These results showed that Procysteine i.v. is not effective in the treatment of ARDS. To date, no explanation for the higher all-cause mortality observed in the Procysteine group has been identified. The Company and BI will make a determination whether to continue their work with Procysteine i.v. by the end of the first quarter of 1999. Since March 1997, the Company has incurred $9.4 million of ARDS Development Expenses under the BI Agreement (of which $9.0 million has been paid as of September 30, 1998), including $0.3 million of ARDS Development Expenses incurred in the three-month period ended September 30, 1998.

The Company expects negative cash flows from operations to continue for the foreseeable future.

The Company's actual working capital needs and funding requirements will depend upon numerous factors, some of which are beyond the Company's control, including the entering of strategic alliances, progress of the external research and development programs, the magnitude and scope of these activities, the timing, costs and results of pre-clinical and clinical testing, the determination as to whether to continue clinical development of Procysteine i.v., the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing and sales capabilities, the ability of the Company to establish new and maintain existing collaborative arrangements with BI and other companies, the costs of any acquisitions and/or licensing of technology rights, the technological advances and activities of competitors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights. In August 1998, the Company and BI announced results from the unblinding of the Phase III clinical trial evaluating the intravenous administration of Procysteine for the treatment of ARDS. These results showed that Procysteine i.v. is not effective in the treatment of ARDS. To date, no explanation for the higher all-cause mortality observed in the Procysteine group has been identified. The Company and BI will make a determination whether to continue their work with Procysteine i.v. by the end of the first quarter of 1999. The Company has taken steps in August and September 1998 to reduce its cost of operations pending a determination on whether the Company and BI will resume its work with Procysteine(R) i.v. The Company continues to examine other strategic alternatives with respect to its business including strategic alliances or the sale or merger of the Company. There can be no assurance that the Company will be successful in implementing any such strategic options in a timely manner or at all, or that any such action would enhance the competitive position or future success of the Company.


The Company intends to seek additional funding through mergers and/or acquisitions, collaborative relationships, public or private financing, research and development financing or otherwise. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. Debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain of its product development programs, to license to others rights to commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself or cease operations.

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

               (2)  (vii)    From July 2, 1997, the effective date of the
                             Registration Statement, to September 30, 1998, the Company has used the net offering proceeds
                             (excluding the use of restricted funds under the BI Agreement) Company as follows:

                             Accrued contract research payment...... $  130,000
                             Payment of operating expenses.......... $2,590,000
                             Payment of professional expenses
                             related to the signing of the BI
                             Agreement.............................. $  150,000
                             Total.................................. $2,870,000

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


ITEM 5 OTHER INFORMATION

The Company has received notification from the Nasdaq Stock Market, Inc. that the Company is not presently within certain Nasdaq National Market maintenance standards needed to remain listed on the Nasdaq National Market, because it has failed to maintain a market value of public float greater than $5,000,000 and has failed to maintain a closing bid price of greater than $1.00 per share. The Company has been granted a hearing by Nasdaq on the matter in order to demonstrate that the Company's common stock should continue to be listed on the Nasdaq National Market. A hearing date has not been scheduled as yet, however the Company has been informed by Nasdaq that the hearing will not be earlier than January 1999. No assurance can be given that the Company will be successful in any hearing with Nasdaq.

On August 21, 1998, the Company announced that Hector J. Gomez, M.D., Ph.D., President and Chief Executive Officer and John J. Whalen, M.D., Executive Vice President and Chief Scientific Officer had resigned from the Company. Dr. Gomez also resigned as a

Director of the Company. B. Nicholas Harvey, Senior Vice President and Chief Financial Officer has been appointed President and will serve as interim Chief Executive Officer. Mr. Harvey has also been appointed to the Board of Directors of the Company.

On September 11, 1998, the Company announced the lay-off of ten of its employees. The Company continues to negotiate possible in-licensing opportunities as well as other strategic options with respect to its business. There can be no assurance that the Company will be successful in implementing any such in-licensing or other strategic options in a timely manner or at all, or that any such action would enhance the competitive position or future success of the Company.

The Company is aware of the significance of the Year 2000 and the need for computer systems to comprehend four-digit date codes. The only hardware or software the Company uses is a recent release of Microsoft Office running on IBM-based PC's. No third-party systems have been evaluated because the Company has no customers and no material third-party suppliers. Accordingly, the Company does not expect to be adversely impacted by the Year 2000 problem.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a) See Exhibit Index

(b) During the three months ended September 30, 1998, the Company filed one Current Report on Form 8-K under the Securities Exchange Act of 1934, as amended, announcing the resignation of Hector J. Gomez, M.D., Ph.D., President and Chief Executive Officer and John J. Whalen, M.D., Chief Scientific Officer. The report also announced the appointment of B. Nicholas Harvey to the office of President, interim Chief Executive Officer and member of the Board of Directors and that the Company has selected EVEREN Securities, Inc. as its financial advisor to assist the Company in considering various strategic alternatives with respect to its business. These alternatives include the evaluation of the further development of Procysteine, acquisition of additional technology, strategic alliances or sale or merger of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TRANSCEND THERAPEUTICS, INC.
                                     (Registrant)



Date  November 13, 1998              /s/ B. Nicholas Harvey
      -----------------              ------------------------------------------
                                     B. Nicholas Harvey
                                     President, Interim CEO and Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)

                                  EXHIBIT INDEX

Item      Description
----      -----------

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

10.1 Severance and Settlement Agreement dated August 20, 1998 between the Registrant and Hector J. Gomez.

27.1      Financial Data Schedule (period ended September 30, 1998)

27.2      Financial Data Schedule-Amended (period ended September 30, 1997)