Form 10-K405
period 1998-12-31
TRANSCEND THERAPEUTICS INC
filed 1999-03-31
CIK 1020910

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

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                       Commission file number 000-22383

                         TRANSCEND THERAPEUTICS, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                     04-3174575
(State or other jurisdiction of        (I.R.S.  Employer  Identification Number)
incorporation or organization)

                      738 Main Street, Waltham, MA 02451
                   (Address of principal executive offices)
                                (617) 374-1200
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities  registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 par value per share
                               (Title of Class)

    Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting common equity held by non-affiliates of the Company, based upon the average of the high and low prices of Common Stock reported on the Nasdaq National Market for February 11, 1999, was approximately $3 million.

    As of March 12, 1999, 5,922,036 shares of the Company's Common Stock were issued and outstanding.

================================================================================

                         TRANSCEND THERAPEUTICS, INC.
                          ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                                                                         Page
  PART I.                                                                                ----
   Item 1.        Business.........................................................        3
   Item 2.        Properties.......................................................        3
   Item 3.        Legal Proceedings................................................        3
   Item 4.        Submission of Matters to a Vote of Security Holders..............        3

  PART II.

   Item 5.        Market for Registrant's Common Equity and Related Stockholder
                  Matters..........................................................        4
   Item 6.        Selected Financial Data..........................................        5
   Item 7.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................        5
   Item 7A.       Quantitative and Qualitative Disclosures of Market Risk..........        8
   Item 8.        Financial Statements and Supplementary Data......................        9
   Item 9.        Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.............................................       27

  PART III.

   Item 10.       Directors and Executive Officers of the Company..................       27
   Item 11.       Executive Compensation...........................................       28
   Item 12.       Security Ownership of Certain Beneficial Owners and Management...       30
   Item 13.       Certain Relationships and Related Transactions...................       32

  PART IV.

   Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..       32

    THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE IMPORTANT FACTORS DISCUSSED BELOW UNDER THE CAPTION "CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS," AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY FORWARD-LOOKING STATEMENTS MADE HEREIN AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.

    Procysteine(R) is a registered trademark and Transcend Therapeutics(TM) is a trademark of Transcend Therapeutics, Inc. All other trademarks or trade names referred to in this report on Form 10-K are the property of their respective owners.

                                     PART I.

Item 1.  Business

    In December 1998, Transcend Therapeutics, Inc. ("Transcend" or the "Company") signed a definitive merger agreement to be acquired by KeraVision, Inc. (NASDAQ NM:KERA), a developer of medical devices for vision correction. The Company has agreed under the merger agreement to wind down its operations as a drug development company and no employees will be retained after the closing of the transaction, which is expected to occur in the second quarter of 1999.

    Transcend Therapeutics was founded for the development and commercialization of products for unmet medical needs. The Company's primary focus had been development of Procysteine(R), an intracellular glutathione repleting agent, for the treatment of Acute Respiratory Distress Syndrome ("ARDS"). In the second quarter of 1997, the Company began a Phase III clinical trial of Procysteine. In March 1998, the Company suspended the trial following a recommendation of an independent Safety Monitoring Board. The Safety Monitoring Board had determined following a review of preliminary mortality data on a total of 214 patients enrolled through March 18, 1998 that the incidence of all-cause mortality in patients receiving Procysteine was higher than the incidence in patients receiving a placebo. In May 1998, the Company announced that it was discontinuing its Phase III clinical trial because its preliminary review of the mortality data on the 214 patients enrolled in the study prior to its suspension uncovered no clear explanation of the lower mortality observed in the placebo group. In August 1998, the Company and its corporate partner Boehringer Ingelheim International, GmbH ("BI") announced results from the unblinding of the Phase III clinical trial which showed that Procysteine is not effective in the treatment of ARDS. No explanation for the higher all-cause mortality observed in the Procysteine group could be identified. In August and September 1998, the Company announced the resignation of its Chief Executive Officer and Chief Scientific Officer and the lay-off of ten other staff members. Concurrently, B. Nicholas Harvey, the Senior Vice President and Chief Financial Officer was appointed President, a Director and interim Chief Executive Officer. During the fourth quarter of 1998, the Company ceased all of its development activities, and focused its efforts on securing an acquisition candidate. In March 1999, the Company signed a letter agreement assigning its residual patent estate and its rights and obligations under certain patent license agreements to MassTrace, Inc., a privately held diagnostics and pharmaceutical tools company. Also in March 1999, the Company signed a letter agreement with BI to terminate by mutual consent their collaboration with respect to Procysteine. The parties released each other from any and all obligation under the Development and License Agreement dated February 27, 1997 between BI and the Company (the "BI Agreement") and BI acknowledged the Company's sole ownership of any remaining restricted funds from the license fee and equity investment from BI. The Company has no other business operations as of March 1999. There can be no assurance that the merger of the Company with KeraVision will close in a timely manner or at all.

Employees

    As of March 31, 1999 the Company employed 2 persons. These employees have been advised that their employment will be terminated on or before the date of the merger with KeraVision and have signed severance agreements with the Company.

Item 2.  Properties.

    The Company has terminated its office lease and is no longer obligated to pay any amounts under such agreement.

Item 3.  Legal Proceedings.

    The Company is not a party to any material legal proceedings.

Item 4.  Submissions of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

Executive Officer of the Company

    The sole executive officer of the Company is B. Nicholas Harvey. Mr.
Harvey, age 38, has served as President, interim Chief Executive Officer and Director since August 1998. He previously served as Senior Vice President, Finance, Chief Financial Officer and Secretary of the Company since October 1997 and Vice President, Finance, Chief Financial Officer and Secretary of the Company from December 1992 to October 1997. From February 1992 to December 1992, he was Treasurer at the Computer Power Group, a computer services and software company. From May 1986 to February 1989, he was Executive Director at Brunckhorst & Co., an Australian investment firm that he helped to found. Mr. Harvey received his B.Econ. and LL.B. from the Australian National University and his M.B.A. from the Harvard Business School in 1991.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters.

    (a) Shares of the Company's Common Stock have been traded on the Nasdaq National Market under the symbol "TSND" since July 2, 1997. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported on the Nasdaq National Market.

                           1997                            High          Low
                           ----                            ----          ---
    Third Quarter (July 2, 1997 through
    September 30, 1997)...............................   $10.1250      $7.6250
    Fourth Quarter....................................   $ 9.0000      $6.0000

                           1998
                           ----
    First Quarter.....................................   $ 8.1250      $2.0000
    Second Quarter....................................   $ 3.8750      $ .7500
    Third Quarter.....................................   $ 1.5625      $ .6875
    Fourth Quarter....................................   $ 1.2500      $ .5000

    (b) The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $.01 par value share, which closed in July 1997.

    (1) The effective date of the Registration Statement on Form S-1 for the offering was July 2, 1997, and the commission file number of the Registration Statement is 333-22817.

    (4)(vii) From July 2, 1997, the effective date of the Registration Statement, to December 31, 1998, the Company has used the net offering proceeds to the Company as follows:

                   Payment of operating expenses........................................      $3,313,000
                   Accrued contract research payment....................................         130,000
                   Payment of professional fees related to the BI Agreement.............         150,000
                   Payment of financial advisory fees...................................         275,000
                                                                                              ----------
                   Total................................................................      $3,868,000
                                                                                              ==========

    Payments of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

    (4)(viii) In August 1998, studies revealed that the Company's lead product candidate, Procysteine, is not effective in the treatment of its targeted disease. During the fourth quarter of 1998, the Company ceased all of its development activities, and focused its efforts on identifying a potential acquirer. In December 1998, the Company signed a definitive merger agreement to be acquired by KeraVision, Inc. (NASDAQ NM:KERA), a vision correction company. The Company has agreed under the merger agreement to wind down its operations as a drug development company and has deposited $7 million in escrow pending closing of the acquisition.

    On March 12, 1999, there were approximately 30 holders of the Company's Common Stock. On March 12, 1999, the closing price of the Company's Stock on the Nasdaq National Market was $1.3125 per share.

Dividends

    The Company has never declared or paid any cash dividends on its Common Stock, and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data.

                                                                                                        January 1, 1993
                                                          Year Ended December 31,                        (Commencement
                                                          -----------------------                        of Operations)
                                            1994         1995        1996       1997          1998    to December 31, 1998
                                            ----         ----        ----       ----          ----    --------------------
                                                   (in thousands, except per share data)
Statement of Operations Data:
 Research and devlopment
 contract revenues and
 license fees........................      $    --      $    --   $     --     $ 5,000(1)  $     --        $  11,095
 Operating expenses:
    Research and development.........        2,627        2,739      1,968       4,510        3,439           19,780
    General administration...........        1,115        1,645      1,834       3,339        4,038           13,596
    Loss on impairment/disposition of
      assets.........................           --          --          --          --          365(2)           365
                                           -------      -------   --------     -------     --------        ---------
         Total operating expenses....        3,742        4,384      3,802       7,849        7,842           33,741
                                           -------      -------   --------     -------     --------        ---------
 Loss from operations................       (3,742)      (4,384)    (3,802)     (2,849)      (7,842)         (22,646)
 Other income (expense)..............          139          (66)      (325)        588          713            1,049
                                           -------      -------   --------     -------     --------        ---------
 Net loss............................       (3,603)      (4,450)    (4,127)     (2,261)      (7,129)       $ (21,597)
 Accretion of nonconvertible                                                                               =========
   redeemable preferred stock........       (1,111)      (1,481)    (5,080)(3)    (178)          --
                                           -------      -------   --------     -------     --------
 Net loss to common stockholders.....      $(4,714)     $(5,931)  $ (9,207)    $(2,439)    $ (7,129)
                                           =======      =======   ========     =======     ========
 Net loss per common share basic
   and diluted(4)....................                   $ (7.77)  $ (11.94)    $ (0.75)    $  (1.23)
                                                        =======   ========     =======     ========
 Weighted average common shares
    outstanding(4)..................                        763        771       3,267        5,777
                                                        =======   ========     =======     ========

                                                            December 31,
                                        ------------------------------------------------------
                                           1994      1995       1996       1997       1998
                                           ----      ----       ----       ----       ----
                                                           (in thousands)
Balance Sheet Data:
  Cash and cash equivalents.........     $ 3,461  $   1,276  $     640  $  10,989  $   2,643
  Funds held in escrow..............          --         --         --         --      7,010
  Restricted cash...................          --         --         --      5,805         --
  Working capital (deficit).........       3,136        733         96     15,320      8,769
  Total assets......................       4,257      1,866      1,566     17,426      9,748
  Senior secured convertible notes..          --      2,000         --         --         --
  Redeemable preferred stock........       8,100      9,581     20,176         --         --
  Deficit accumulated during the
     development stage..............      (3,631)    (8,081)   (19,719)   (21,980)   (29,109)
  Total stockholders' equity
     (deficit)......................      (4,368)   (10,297)   (19,235)    15,766      8,769

----------
(1) Reflects a one-time license fee of $5.0 million received in connection with the signing of the BI Agreement.
(2) Includes an impairment loss of $285,656, which represented the carrying value of the patents and licenses, as well a loss on disposition of property and equipment of approximately $79,000.
(3) Includes approximately $4.0 million of additional accretion relating to the exchange of the Series C convertible preferred stock in September 1996.
(4) See Note 2 of Notes to Financial Statements for information concerning the computation of net loss per common share, basic and diluted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Fiscal 1998 Compared to Fiscal 1997

    The Company earned no revenues in the year ended December 31, 1998 and revenues of $5.0 million consisting of a non-refundable, non-creditable licensing fee received under the BI Agreement in the year ended December 31, 1997.

    The Company's total operating expenses for the years ended December 31, 1998 and 1997 were $7.8 million in each year. Research and development expenses for the years ended December 31, 1998 and 1997 were $3.4 million and $4.5 million, respectively. Research and development expenses decreased in 1998 from 1997 due to the suspension and subsequent termination of the company's Phase III clinical trial of Procystcine for the treatment ARDS, which was terminated in August 1998. General and administrative expenses for the years ended December 31, 1998 and 1997 were $4.0 million and $3.3 million, respectively. General and administrative expenses increased in 1998 from 1997 due primarily to termination costs associated with an employee reduction plan and other exit costs related to the restructuring of the Company's operations. Of the $4.0 million of general and administrative expenses incurred during the year ended December 31, 1998, approximately $1.0 million related to the employee reduction plan in the third and fourth quarters of 1998 including incentive bonuses, payment of which was contingent on finding a suitable merger and/or acquisition candidate for the Company. Because the merger transaction is probable, the Company recorded those amounts in the fourth quarter of 1998. Additionally, the Company incurred professional, legal and accounting fees related to the acquisition of approximately $0.4 million through December 31, 1998.

    Other income for the years ended December 31, 1998 and 1997 consists of interest income. Interest income for the years ended December 31, 1998 and 1997 were $713,000 and $588,000, respectively. Interest income increased in 1998 as compared to 1997 primarily due to higher average cash balances available for investment following receipt of a $5.0 million license fee received under the BI Agreement and $15.7 million of net proceeds from the Company's initial public offering in July 1997.

    In the fourth quarter of 1998, following a clinical hold order by the FDA on human clinical testing or oral Procysteine for the treatment of amyotrophic lateral sclerosis, management ceased all development activities related to Procysteine and determined that the Company's patents and licenses related to Procysteine had declined in value. Management assessed the fair value of the patents and licenses, and concluded that there would be no future cash flows from these assets. Accordingly, the Company recognized an impairment loss of approximately $286,000, which represented the carrying value of the patents and licenses at the time of the assessment. In the third and fourth quarters of 1998, the Company recognized an aggregate impairment loss of $79,000 related to a write-down of property and equipment. A decision was made by management to dispose of all of the Company's property and equipment as a result of the Company's change in operational objectives. As a result, the projected future cash flows from the property and equipment were less than the carrying value of the assets, and an impairment loss was recognized to record the property and equipment at its fair value. As of December 31, 1998, the Company has disposed of all of its property and equipment.

    Net loss for the years ended December 31, 1998 and 1997 were $7.1 million and $2.3 million, respectively.

     Fiscal 1997 Compared to Fiscal 1996

    The Company earned revenues of $5.0 million consisting of a non-refundable, non-creditable licensing fee received under the BI Agreement in the year ended December 31, 1997 and no revenues in the year ended December 31, 1996.

    The Company's total operating expenses for the years ended December 31, 1997 and 1996 were $7.8 million and $3.8 million, respectively. Research and development expenses for the years ended December 31, 1997 and 1996 were $4.5 million and $2.0 million, respectively. Research and development expenses increased in 1997 from 1996 due to expenditures associated with the Company's ongoing Phase III ARDS clinical trial, which commenced in the second quarter of 1997. General and administrative expenses for the years ended December 31, 1997 and 1996 were $3.3 million and $1.8 million, respectively. General and administrative expenses increased in 1997 from 1996 due primarily to higher compensation expenses and recruiting costs, costs associated with the transition of the Company's operations from a private entity to a publicly traded company, and professional fees related to the BI Agreement.

    Other income (expense) for the years ended December 31, 1997 and 1996 consists of interest income and interest expense. Interest income for the years ended December 31, 1997 and 1996 were $588,000 and $30,000, respectively. Interest income increased in 1997 as compared to 1996 primarily due to higher cash balances available for investment following receipt of the $5.0 million license fee received under the BI Agreement and $15.7 million of net proceeds from the Company's initial public offering in July 1997 . The Company incurred interest expense of $355,000 in the year ended December 31, 1996 on outstanding senior secured convertible term notes, payable in shares of Series A and Series B Convertible Preferred Stock. There were no senior secured convertible notes outstanding in 1997.

    Net loss for the years ended December 31, 1997 and 1996 were $2.3 million and $4.1 million, respectively.

Liquidity and Capital Resources

     Since its inception through December 31, 1998, the Company has financed its operations primarily with $30 million from the sale of equity securities, $11 million in contract research and license fee payments, and $1.6 million in interest income. The Company had cash and cash equivalents of approximately $9.7 million at December 31, 1998, compared to $16.8 million at December 31, 1997.

     Although the Company took steps in the third and fourth quarter of 1998 to reduce its cost of operations including reducing its staff to two persons at March 31, 1999 (including its President and CEO) and terminating its facilities lease, the Company expects negative cash flows from operations to continue for the foreseeable future. On December 22, 1998, the Company placed $7 million in an escrow account with a third-party escrow agent as required by KeraVision in connection with the merger.

     The Company's actual working capital requirements will depend upon numerous factors, some of which are beyond the Company's control, including any unanticipated costs in winding down its business or closing out the Phase III clinical trial of Procysteine for the treatment of ARDS. In addition, if the proposed merger with KeraVision is not consummated, there can be no assurance that the Company will be successful in implementing any other strategic option with respect to its business in a timely manner or at all.

Certain Factors Which May Affect Future Operating Results

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

    Termination of Pharmaceutical Development Efforts and Other Business Operations. The Company has entered into an agreement to merge with KeraVision, Inc., a California developer of medical devices for vision correction. In accordance with the terms of the agreement, the Company has suspended its development of Procysteine, the Company's only product candidate, and has decided not to pursue development of other glutathione-repleting compounds in its patent portfolio. In addition, as part of winding down its business operations, the Company has entered into an agreement assigning its patents, patent applications and rights under a license from Cornell Research Foundation, Inc. to MassTrace, Inc., a privately held diagnostics and pharmaceutical tools company, in return for assumption of the Company's obligations under the Cornell license.

Accordingly, the Company has no material business operations and management is concentrating its efforts on the successful consummation of its acquisition by KeraVision. There are conditions to the proposed merger that must be met for the merger to be completed. Some of the conditions are not within the Company's control. If the conditions to the merger are not met, or if the acquisition does not occur for any other reason, the Company's financial condition would be adversely affected.

    Loss of Opportunities for Transcend as an Independent Entity. If the merger with KeraVision is approved by the Company's stockholders and the merger is consummated, the Company will become a wholly owned subsidiary of KeraVision and will cease to operate as an independent entity. As a result, stockholders of the Company will lose the ability to invest in, and possibly gain from, any other opportunities that may have become available to the Company. In addition, following completion of the merger, stockholders will become subject to the risks of ownership of KeraVision stock generally.

    KeraVision's Product Is in an Early Stage of Development and KeraVision is Incurring Operating Losses. Based on public filings, the Company believes KeraVision has only recently completed the development of its device for the correction of nearsigtedness and received approval for its sale in Europe and Canada, and it is still developing products for sale in the United States market. Accordingly, the Company believes KeraVision is subject to the uncertainties and risks associated with any company developing products and beginning its sales efforts. Public filings indicate that KeraVision has generated only limited revenues to date and has experienced significant operating losses every year since 1986. KeraVision has indicated that it expects to incur substantial and increasing operating losses for at least the next year and until sufficient revenue and margin can be generated to offset expenses, including increasing expenses for sales and marketing efforts. There can be no assurance that KeraVision will be able to generate product revenue or achieve profitability on an ongoing basis or at all.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data


                         TRANSCEND THERAPEUTICS, INC.
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors......................................    10
Balance Sheets......................................................    11
Statements of Operations............................................    12
Statements of Redeemable Preferred Stock and Stockholder's
 Equity.............................................................    13
Statements of Cash Flows............................................    17
Notes to Financial Statements.......................................    18

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Transcend Therapeutics, Inc.

     We have audited the accompanying balance sheets of Transcend Therapeutics, Inc. (a company in the development stage)(the Company) as of December 31, 1998 and 1997, and the related statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998 and the period January 1, 1993 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Therapeutics, Inc. (a company in the development stage) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and the period January 1, 1993 (commencement of operations) to December 31, 1998, in conformity with generally accepted accounting principles.

                                            /s/ Ernst & Young LLP


Boston, Massachusetts
March 4, 1999

                         TRANSCENT THERAPEUTICS, INC.
                     (A Company in the Development Stage)

                                BALANCE SHEETS
                  (in thousands, except par value and shares)


                                                                December 31,
                                                              -----------------
                                                               1998      1997
                                                              -------  --------
                     ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 2,643  $ 10,989
  Funds held in escrow.......................................   7,010      --
  Restricted cash............................................     --      5,805
  Prepaid expenses and other current assets..................      69       161
  Other assets...............................................      26        25
                                                              -------  --------
Total current assets.........................................   9,748    16,980
Property and equipment, net..................................     --        111
Patents and licenses, net....................................     --        335
                                                              -------  --------
Total Assets................................................. $ 9,748  $ 17,426
                                                              =======  ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................. $    38  $    293
Accrued expenses.............................................     941     1,367
                                                              -------  --------
Total current liabilities....................................     979     1,660
Stockholders' equity:
  Common Stock, par value $0.01, 25,000,000 shares
   authorized, 5,917,026 and 5,758,649 shares issued and
   outstanding at December 31, 1998 and 1997, respectively...      59        58
  Additional paid-in capital.................................  38,083    38,395
  Deferred compensation......................................    (264)     (707)
  Deficit accumulated during the development stage........... (29,109)  (21,980)
                                                              -------  --------
Total stockholders' equity...................................   8,769    15,766
                                                              -------  --------
Total liabilities and stockholders' equity................... $ 9,748  $ 17,426
                                                              =======  ========

                            See accompanying notes.

                         TRANSCEND THERAPEUTICS, INC.
                     (A Company in the Development Stage)

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                     Period
                                                                January 1, 1993
                                      Years ended December      (commencement of
                                               31,               operations) to
                                    --------------------------    December 31,
                                     1998      1997     1996          1998
                                    -------   -------  -------  ----------------
Research and development contract
 revenues and license fees........  $   --    $ 5,000  $   --       $ 11,095
Operating expenses:
  Research and development........    3,439     4,510    1,968        19,780
  General adminstration...........    4,038     3,339    1,834        13,596
  Loss on impairment and
    disposition of assets.........      365       --       --            365
                                    -------   -------  -------      --------
Total operating expenses..........    7,842     7,849    3,802        33,741
Other income (expense):
  Interest income.................      713       588       30         1,581
  Interest expense................      --        --      (355)         (532)
                                    -------   -------  -------      --------
                                        713       588     (325)        1,049
                                    -------   -------  -------      --------
Net loss..........................  $(7,129)  $(2,261) $(4,127)     $(21,597)
                                    =======   =======  =======      ========
Accretion of redeemable noncon-
 vertible preferred stock.........      --       (178)  (5,080)
                                              -------  -------
Net loss to common stockholders...  $(7,129)  $(2,439) $(9,207)
                                    =======   =======  =======
Net loss per share--basic and di-
 luted............................  $ (1.23)  $ (0.75) $(11.94)
                                    =======   =======  =======
Weighted average shares oustand-
 ing..............................    5,777     3,267      771
                                    =======   =======  =======

                            See accompanying notes.

                         TRANSCEND THERAPEUTICS, INC.
                     (A Company in the Development Stage)

       STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                        Series A               Series B               Series C              Redeemable
                 Convertible Preferred  Convertible Preferred  Convertible Preferred      Nonconvertible
                     Preferred Stock       Preferred Stock        Preferred Stock        Preferred Stock
                 ----------------------  ---------------------  ----------------------   ----------------------
                 Number of                Number of              Number of               Number of
                  Shares      Amount      Shares      Amount     Shares       Amount     Shares      Amount
                 ---------  -----------   ---------  ---------   ---------   ---------   ---------  -----------
Issuance of
Common Stock,
December 1992
($.01/share)....
Net loss........
                 ---------  -----------   ---------  ---------   ---------   ---------   ---------  -----------
Balance at
December 31,
1993............
April 1994:
Issuance of
Series A
Redeemable
Convertible
Preferred Stock
(1.00/shares)...
Issuance of
Redeemable
Nonconvertible
Preferred Stock
for technology
($1,000/share).. 6,500,000  $ 6,500,000                                                     9,000   $   489,124
Issuance of
Common Stock for
technology and
payment of
expenses
($.50/share)....
Issuance of
Series A
Preferred Stock
Warrants
($.01/share)....
Accretion of
Redeemable
Nonconvertible
Preferred
Stock...........                                                                                      1,110,816
Net loss........
                 ---------  -----------   ---------  ---------   ---------   ---------   ---------  -----------
Balance at
December 31,
1994............ 6,500,000    6,500,000                                                     9,000     1,599,940
Cancellation of
Cornell's common
shares..........
Extinguishment
of Series A
Preferred
Warrants........
Conversion of
options to
common shares...
Accretion of
Redeemable
Nonconvertible
Preferred
Stock...........                                                                                      1,481,088
Net loss........
                 ---------  -----------   ---------  ---------   ---------   ---------   ---------  -----------
Balance at
December 31,
1995............ 6,500,000    6,500,000                                                     9,000     3,081,028
Issuance of
Series A
Redeemable
Convertible
Preferred Stock
in January
1996............   130,000      130,000
Issuance of
Series A
Redeemable
Convertible
Preferred Stock
in lieu of
interest in
January, May and
September 1996
($1.00/share)..   496,437      496,437
Issuance of
Series B
Redeemable
Convertible
Preferred Stock
in lieu of
interest in
September 1996
($1.50/share)...                             24,109  $  36,164
Conversion of
Senior Secured
Convertible Note
to Series B
Redeemable
Convertible
Preferred Stock
in September
1996
($1.00/share)...                            666,666    999,999
Conversion of
Redeemable
Convertible
Senior Secured
Convertible Note
to Series A
Redeemable
Convertible
Preferred Stock
in September
1996
($1.00/share)... 2,000,000    2,000,000
Accretion of
Redeemable
Nonconvertible
Preferred
Stock...........                                                                                        999,734

                    Common Stock
                 ----------------------
                 Number of
                  Shares      Amount
                 ---------  -----------
Issuance of
Common Stock,
December 1992
($.01/share)....    44,109  $       441
Net loss........
                 ---------  -----------
Balance at
December 31,
1993............    44,109          441
April 1994:
Issuance of
Series A
Redeemable
Convertible
Preferred Stock
($1.00/share)....
Issuance of
Redeemable
Nonconvertible
Preferred Stock
for technology
($1,000/share)..
Issuance of
Common Stock for
technology and
payment of
expenses
($.50/share)....   715,025        7,150
Issuance of
Series A
Preferred Stock
warrants
($.01/share)....
Accretion of
Redeemable
Nonconvertible
Preferred
Stock...........
Net loss........
                 ---------  -----------
Balance at
December 31,
1994............   759,134        7,591
Cancellation of
Cornell's common
shares..........    (7,025)         (70)
Extinguishment
of Series A
Preferred
Warrants........
Conversion of
options to
common shares...    11,197          112
Accretion of
Redeemable
Nonconvertible
Preferred
Stock...........
Net loss........
                 ---------  -----------
Balance at
December 31,
1995............   763,306        7,633
Issuance of
Series A
Redeemable
Convertible
Preferred Stock
in January
1996............
Issuance of
Series A
Redeemable
Convertible
Preferred Stock
in lieu of
interest in
January, May and
September 1996
($1.00/share)...
Issuance of
Series B
Redeemable
Convertible
Preferred Stock
in lieu of
interest in
September 1996
($1.50/share)...
Conversion of
Senior Secured
Convertible Note
to Series B
Redeemable
Convertible
Preferred stock
in September
1996
($1.50/share)...
Conversion of
Redeemable
Convertible
Senior Secured
Convertible Note
to Series A
Redeemable
Convertible
Preferred Stock
in September
1996
($1.00/share)...
Accretion of
Redeemable
Nonconvertible
Preferred
Stock...........

                         TRANSCEND THERAPEUTICS, INC.
                     (A Company in the Development Stage)

      STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                  (Continued)

                        Series A                 Series B                 Series C               Redeemable
                  Convertible Preferred   Convertible Preferred    Convertible Preferred       Nonconvertible
                     Preferred Stock         Preferred Stock          Preferred Stock         Preferred Stock
                  ----------------------  -----------------------  -----------------------  ---------------------
                  Number of               Number of                Number of                Number of
                    Shares      Amount      Shares      Amount       Shares      Amount      Shares      Amount
                  ----------  ----------  -----------------------  ----------  -----------  ---------  ----------
Issuance of
Series C
Redeemable
Convertible
Preferred Stock
in September
1996
($2.35/share)...                                                      851,064  $ 2,000,000
Conversion of
Redeemable
Nonconvertible
Preferred Stock
to Series C
Redeemable
Convertible
Preferred Stock
in September
1996
($2.35/share)...                                                    3,404,255    8,000,000    (9,000)  (4,080,762)
Conversion of
Series A
Redeemable
Convertible
Warrants to
Series A
Preferred Stock
in September
1996
($.02/share)....     789,893      13,750
Exercise of
stock options...
Grant of stock
options.........
Amortization of
deferred
compensation
expense.........
Net loss........
                  ----------  ----------  ---------   -----------  ----------  -----------  --------   ----------
Balance at
December 31,
1996............   9,916,330   9,140,187    690,775     1,036,163   4,255,319   10,000,000       --           --
                  ----------  ----------  ---------   -----------  ----------  -----------  --------   ----------
Exercise of
stock options...
Issuance of
Redeemable
Nonconvertible
Preferred Stock
and Common Stock
warrants........                                                                             103,900      861,000
Accretion of
Redeemable
Nonconvertible
Preferred
Stock...........                                                                                          178,000
Sale of
Registered
Common Stock in
IPO.............
Conversion of
Series
Redeemable
Convertible
Preferred Stock
and Redeemable
Nonconvertible
Preferred Stock
into Common
Stock at IPO....  (9,916,330) (9,140,187)  (690,775)   (1,036,163) (4,255,319) (10,000,000) (103,900)  (1,039,000)
Amortization of
deferred
compensation....
Net loss........
                  ----------  ----------  ---------   -----------  ----------  -----------  --------   ----------
Balance at
December 31,
1997............         --          --         --            --          --           --        --           --
                  ----------  ----------  ---------   -----------  ----------  -----------  --------   ----------
Exercise of
stock options...
Stock option
grants..........
Amortization of
deferred
compensation....
Forfeiture of
compensatory
stock options...
Net loss........
                  ----------  ----------  ---------   -----------  ----------  -----------  --------   ----------
Balance at
December 31,
1998............         --   $      --         --    $       --          --   $       --        --    $      --
                  ==========  ==========  =========   ===========  ==========  ===========  ========   ==========
                     Common Stock
                  ------------------
                  Number of
                    Shares   Amount
                  ---------- -------
Issuance of
Series C
Redeemable
Convertible
Preferred Stock
in September
1996
($2.35/share)...
Conversion of
Redeemable
Nonconvertible
Preferred Stock
to Series C
Redeemable
Convertible
Preferred Stock
in September
1996
($2.35/share)...
Conversion of
Series A
Redeemable
Convertible
Warrants to
Series A
Preferred Stock
in September
1996
($.02/share)....
Exercise of
stock options...      16,075     160
Grant of stock
options.........
Amortization of
deferred
compensation
expense.........
Net loss........
                  ---------- -------
Balance at
December 31,
1996............     779,381   7,793
                  ---------- -------
Exercise of
stock options...      57,099     571
Issuance of
Redeemable
Nonconvertible
Preferred Stock
and Common Stock
warrants........
Accretion of
Redeemable
Nonconvertible
Preferred
Stock...........
Sale of
Registered
Common Stock in
IPO.............   1,800,000  18,000
Conversion of
Series
Redeemable
Convertible
Preferred Stock
and Redeemable
Nonconvertible
Preferred Stock
into Common
Stock at IPO....   3,122,167  31,222
Amortization of
deferred
compensation....
Net loss........
                  ---------- -------
Balance at
December 31,
1997............   5,758,647  57,586
                  ---------- -------
Exercise of
stock options...     158,379     --
Stock option
grants..........
Amortization of
deferred
compensation....
Forfeiture of
compensatory
stock options...
Net loss........
                  ---------- -------
Balance at
December 31,
1998............   5,917,026 $59,917
                  ========== =======

                         TRANSCEND THERAPEUTICS, INC.
                     (A Company in the Development Stage)

      STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                  (Continued)

                          Series A Preferred                 Cumulative                   Deficit
                            Stock Warrants                  Accretion on                Accumulated   Treasury Stock
                          -------------------  Additional    Redeemable                   During     ----------------
                          Number of             Paid-in    Nonconvertible    Deferred   Development  Number of
                          Warrants    Amount    Capital    Preferred Stock Compensation    Stage      Shares   Amount
                          ---------  --------  ----------  --------------- ------------ -----------  --------- ------
Issuance of Common
Stock, December 1992
($.01/share)............                       $     (436)
Purchase of Treasury
Stock...................                                                                $   (28,274)   4,959    $(2)
Net loss................
                          ---------  --------  ----------    -----------       ----     -----------    -----    ---
                                                     (436)                                  (28,274)
Balance at December 31,
1993....................                                                                               4,959     (2)
April 1994:
Issuance of Common Stock
from treasury for
services................                                                                               4,959      2
Issuance of Series A
Redeemable Convertible
Preferred Stock
($1.00/share)...........
Issuance of Redeemable
Nonconvertible Preferred
Stock for technology
($1,000/share)..........
Issuance of Common Stock
for technology and
payment of expenses
($.50/share)............                          350,363
Issuance of Series A
Preferred Stock Warrants
($.01/share)............  1,625,000  $ 16,250
Accretion of Redeemable
Nonconvertible Preferred
Stock...................                                     $(1,110,816)
Net loss................                                                                 (3,602,892)
                          ---------  --------  ----------    -----------       ----     -----------    -----    ---
Balance at December 31,
1994....................  1,625,000    16,250     349,927     (1,110,816)                (3,631,166)
Cancellation of
Cornell's common
shares..................                           (3,442)
Extinguishment of Series
A Preferred Warrants....   (250,000)   (2,500)      2,500
Conversion of options to
common shares...........                            5,486
Accretion of Redeemable
Nonconvertible Preferred
Stock...................                                      (1,481,088)
Net loss................                                                                (4,449,987)
                          ---------  --------  ----------    -----------       ----     ----------     -----    ---
Balance at December 31,
1995....................  1,375,000    13,750     354,471     (2,591,904)               (8,081,153)      --     --
Issuance of Series A
Redeemable Convertible
Preferred Stock in
January 1996............
Issuance of Series A
Redeemable Convertible
Preferred Stock in lieu
of interest in January,
May and September 1996
($1.00/share)...........
Issuance of Series B
Redeemable Convertible
Preferred Stock in lieu
of interest in September
1996 ($1.50/share)......
Conversion of Senior
Secured Convertible Note
to Series B Redeemable
Convertible Preferred
Stock in September 1996
($1.50/share)...........
Conversion of Redeemable
Convertible Senior
Secured Convertible Note
to Series A Redeemable
Convertible Preferred
Stock in September 1996
($1.00/share)...........
Accretion of Redeemable
Nonconvertible Preferred
Stock...................                                        (999,734)

                         TRANSCEND THERAPEUTICS, INC.
                     (A Company in the Development Stage)

      STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                  (Continued)

                          Series A Preferred                   Cumulative                    Deficit
                            Stock Warrants                    Accretion on                 Accumulated    Treasury Stock
                          -------------------   Additional     Redeemable                     During     ----------------
                          Number of              Paid-in     Nonconvertible    Deferred    Development   Number of
                           Warrants   Amount     Capital     Preferred Stock Compensation     Stage       Shares   Amount
                          ----------  -------  ------------  --------------- ------------  ------------  --------- ------
Issuance of Series C
Redeemable Convertible
Preferred Stock in
September 1996
($2.35/share)...........
Conversion of Redeemable
Nonconvertible Preferred
Stock to Series C
Redeemable Convertible
Preferred Stock in
September 1996
($2.35/share)...........                                        (3,591,638)                  (7,510,876)
Conversion of Series A
Redeemable Convertible
Warrants to Series A
Preferred Stock in
September 1996
($.02/share)............  (1,375,000) (13,750)        7,877
Exercise of stock
options.................                                                     $(1,091,500)
Grant of stock options..                          1,091,500                      113,689
Amortization of deferred
compensation expense....
Net loss................                                                                     (4,126,930)
                          ----------  -------  ------------    -----------   -----------   ------------    -----   -----
Balance at December 31,
1996....................         --       --      1,453,848            --       (977,802)   (19,718,959)     --      --
                          ----------  -------  ------------    -----------   -----------   ------------    -----   -----
Exercise of stock
options.................                             31,710
Issuance of Redeemable
Nonconvertible Preferred
Stock and Common Stock
warrants................                              3,346                       (3,346)
Accretion of Redeemable
Nonconvertible Preferred
Stock...................                                          (178,000)
Sale of Registered
Common Stock in IPO.....                         15,722,000
Conversion of Series
Redeemable Convertible
Preferred Stock and
Redeemable
Nonconvertible Preferred
Stock into Common Stock
at IPO..................                         21,184,127        178,000
Amortization of deferred
compensation............                                                         273,897
Net loss................                                                                     (2,260,679)
                          ----------  -------  ------------    -----------   -----------   ------------    -----   -----
Balance at December 31,
1997....................         --       --     38,395,031            --       (707,251)   (21,979,636)     --      --
                          ----------  -------  ------------    -----------   -----------   ------------    -----   -----
Exercise of stock
options.................                             80,232
Grant of stock options..                             34,878
Amortization of deferred
compensation............                                                         238,369
Forfeiture of
compensatory stock
options.................                           (427,457)                     204,823
Net loss................                                                                     (7,128,836)
                          ----------  -------  ------------    -----------   -----------   ------------    -----   -----
Balance at December 31,
1998....................         --   $   --   $(38,082,684)           --    $  (264,059)  $(29,108,472)     --    $ --
                          ==========  =======  ============    ===========   ===========   ============    =====   =====

                            See accompanying notes.

                          TRANSCEND THERAPEUTICS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Period
                                                                January 1, 1993
                                                                (commencement of
                                          December 31,           operations) to
                                     -------------------------    December 31,
                                      1998     1997     1996          1998
                                     -------  -------  -------  ----------------
Operating activities:
Net loss...........................  $(7,129) $(2,261) $(4,127)     $(21,598)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
Depreciation.......................       42       25       13           101
Amortization.......................       50       54       54           253
Issuance of Preferred Stock in lieu
 of interest payments..............      --        --      533           533
Amortization of deferred
 compensation expense..............      238      274      114           626
Forfeiture of compensatory
 stock options.....................     (222)      --       --          (222)
Non-cash severance expense.........        8       --       --             8
Loss on disposition of property and
 equipment.........................       79       --       --            84
Impairment of intangible
 assets............................      286       --       --           286
Expenses incurred with related
 party that were settled with the
 issuance of Common Stock..........      --        --       --           304
Change in operating assets and
 liabilities:
Restricted cash....................    5,805   (5,805)      --            --
Funds held in escrow...............   (7,010)      --       --        (7,010)
Prepaid expenses and other current
 assets............................       92     (121)      (1)          (69)
Other assets.......................       (1)      16       13           (22)
Accounts payable, deferred offering
 costs and accrued expenses........     (646)   1,036      146           940
Interest payable to related party..      --        --     (178)           --
                                     -------  -------  -------      --------
Net cash used in operating
 activities........................   (8,408)  (6,782)  (3,433)      (25,786)
Investing activities:
Purchase of property and
 equipment.........................      (52)     (90)      (8)         (229)
Proceeds from sale of equipment....       34       --        1            36
                                     -------  -------  -------      --------
Net cash used in investing
 activities........................      (18)     (90)      (7)         (193)
Financing activities:
Proceeds from issuance of debt.....      --        --    1,000         3,170
Payment on note payable to related
 party.............................      --        --       --          (170)
Offering costs.....................      --      (590)    (335)         (924)
Issuance of Series A Preferred
 Stock Warrants....................      --        --       --            16
Issuance of Series A Redeemable
 Convertible Preferred Stock.......      --        --      130         6,630
Issuance of Series C Redeemable
 Convertible Preferred Stock.......      --        --    2,000         2,000
Issuance of Redeemable Non-
 Convertible Preferred Stock.......      --     1,039       --         1,039
Issuance of Common Stock...........      --    16,740       --        16,740
Proceeds from exercise of stock
 options...........................       80       32        8           123
Purchase of treasury stock.........      --        --       --            (2)
                                     -------  -------  -------      --------
Net cash provided by financing
 activities........................       80   17,221    2,803        28,622
                                     -------  -------  -------      --------
Increase (decrease) in cash and
 cash equivalents..................   (8,346)  10,349     (637)        2,643
Cash and cash-equivalents at
 beginning of period...............   10,989      640    1,277            --
                                     -------  -------  -------      --------
Cash and cash-equivalents at end of
 period............................   $2,643  $10,989  $   640      $  2,643
                                     =======  =======  =======      ========
Supplemental Disclosures for Non-
 Cash Activities:
Non-Cash Financing Transactions....
Conversion of Senior Secured
 Convertible Notes to Series B
 Redeemable Convertible Preferred
 Stock.............................                    $ 1,000
Conversion of Senior Secured
 Convertible Notes to Series A
 Redeemable Convertible Preferred
 Stock.............................                    $ 2,000
Conversion of Series A Redeemable
 Convertible Stock Warrants to
 Series A Preferred Stock..........                    $    14

                            See accompanying notes.

                          TRANSCEND THERAPEUTICS, INC.
                      (A Company in the Development Stage)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

1. Basis of Presentation

 Company

   Transcend Therapeutics, Inc. (the "Company") was incorporated on December 23, 1992, and began operations in January 1993. The Company is a development-stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, and has been devoting its efforts to developing novel pharmaceuticals for the treatment of diseases caused by oxidative stress and resultant tissue damage, with a particular therapeutic focus on critical care. The Company had begun a Phase III clinical trial of its lead product candidate, Procysteine, to determine its safety and efficacy in the treatment of acute respiratory distress syndrome ("ARDS"). In 1998, the Company suspended the trial following a recommendation of an independent Safety Monitoring Board. The Safety Monitoring Board had determined, following a review of preliminary mortality data, that the incidence of all-cause mortality in patients receiving Procysteine was higher than the incidence in patients receiving a placebo. Subsequent to this recommendation, the Company ceased all of its developmental activities, and focused its efforts on securing an acquisition candidate. In December 1998, the Company agreed to be acquired by KeraVision, Inc. ("KeraVision").

2. Significant Accounting Policies

 Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

 Restricted Cash and Funds Held in Escrow

   Pursuant to the Development and License Agreement (the "BI Agreement") with Boehringer Ingelheim, GmbH ("BI") signed in February 1997, the Company was restricted as to the manner in which it can use certain proceeds the Company received from BI. According to the BI Agreement, the Company must use the BI license fee of $5,000,000 and an equity investment from BI of $5,000,000 (received in the Company's initial public offering) exclusively for ARDS development expenses. Through December 31, 1998, the Company has incurred $9.4 million of ARDS development expenses under the BI Agreement. On March 3, 1999, the Company and BI decided to terminate the BI Agreement by mutual consent. The parties released each other from any and all obligation under the BI Agreement and BI acknowledged the Company's sole ownership of any remaining restricted funds from the license fee and equity investment from BI. Consequently, none of the Company's cash is restricted exclusively for ARDS development expenses at December 31, 1998.

   Pursuant to the pending merger agreement with KeraVision, the Company placed $7 million in an escrow account with a third-party escrow agent on December 22, 1998. Since Transcend alone may terminate the merger only in certain limited conditions, the Company recorded the $7 million, plus accrued interest thereon, as escrow cash at December 31, 1998.

 Cash and Cash Equivalents

   The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

                          TRANSCEND THERAPEUTICS, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


 Property and Equipment

   Property and equipment are stated at cost. Depreciation has been provided using the straight-line method over the estimated useful lives of five years for all assets. During 1998, the Company recognized a loss on the disposal of its property and equipment (see Note 3).

   The cost and accumulated depreciation of property and equipment at December 31 are as follows:

                                                                  1998   1997
                                                                  ---- --------
      Property and equipment..................................... $--  $165,600
      Less accumulated depreciation..............................  --    54,992
                                                                  ---- --------
      Property and equipment, net................................ $--  $110,608
                                                                  ==== ========

 Intangible Assets

   Acquired patents and licenses are recorded at cost and have been amortized using the straight-line method over the estimated useful lives of the related assets, subject to the maximum legal life of the patents and licenses. The costs of internally generated patents or patent applications are expensed in the period incurred as research and development expenses. During 1998, the Company recognized an impairment charge on its intangible assets (see Note 3).

 Fair Value of Financial Instruments

   The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses. Fair value of issued equity instruments is based upon negotiated prices and includes cash and the fair value of other consideration received.

 Revenue Recognition

   Research and development contract revenues and license fees are recognized as earned and represent, in 1993, reimbursement of the Company's expenditures pursuant to the terms of an agreement with Clintec Nutrition Company ("Clintec") whereby the Company was reimbursed $6,095,000 for expenditures it incurred. In 1997, the Company recognized as revenue a non-refundable $5,000,000 license fee received from BI in exchange for which the Company granted BI exclusive rights to various patents related to intravenous Procysteine.

 Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock-based compensation plans. The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123").

 Net Loss Per Share

   Net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares to be issued upon exercise of stock options are anti-dilutive for the periods presented.

                          TRANSCEND THERAPEUTICS, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


 Income Taxes

   The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

3. Restructuring

   In the third quarter of fiscal 1998, the Company recorded a restructuring charge of approximately $520,000, which is included in general and administrative expenses. The charge related entirely to employee termination costs resulting from an employee reduction plan (the "Reduction Plan") approved in September 1998, in which ten employees and the Company's Chief Executive Officer were notified of their fixed benefit termination arrangement. In total, fifteen employees are subject to the Reduction Plan, which is expected to be complete in early 1999. In the fourth quarter of 1998, the remaining four employees were notified of their specific benefit arrangements. Approximately $490,000 in termination charges were accrued in the fourth quarter to cover those arrangements, including a possible commitment of up to approximately $400,000 in termination and bonus related benefits that are variable based on the Company's ability to find an acquisition partner. At December 31, 1998, approximately $578,000 of restructuring charges remained in accrued expenses.

   In the fourth quarter of 1998, following a clinical hold order by the Federal Drug Administration on human clinical testing of oral Procysteine for the treatment of amyotrophic lateral sclerosis, management ceased all development activities related to Procysteine and determined that the Company's patents and licenses related to Procysteine had declined in value. Management assessed the fair value of the patents and licenses, and concluded that there would be no future cash flows from these assets. Accordingly, the Company recognized an impairment loss of approximately $286,000, which represented the carrying value of the patents and licenses at the time of the assessment. In the third and fourth quarters of 1998, the Company recognized an aggregate impairment loss of $79,000 related to a write-down of property and equipment. A decision was made by management to dispose of all of the Company's property and equipment as a result of the Company's change in operational objectives discussed in Note 1. As a result, the projected future cash flows from the property and equipment were less than the carrying value of the assets, and an impairment loss was recognized to record the property and equipment at its fair value. As of December 31, 1998, the Company has disposed of all of its property and equipment.

   The recognition of these impairment losses was in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.

                         TRANSCEND THERAPEUTICS, INC.
                     (A Company in the Development Stage)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

4. Accrued Liabilities

   Accrued expenses consist of the following at December 31:

                                                              1998      1997
                                                            -------- ----------
      Accrued clinical costs............................... $ 90,000 $1,172,000
      Accrued vacation.....................................   31,000     82,000
      Accrued termination costs............................  578,000        --
      Accrued exit costs...................................   67,000        --
      Accrued transaction costs............................   75,000        --
      Accrued other........................................  100,000    113,000
                                                            -------- ----------
      Total accrued expenses............................... $941,000 $1,367,000
                                                            ======== ==========

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

   Prior to conversion, each note was to mature on January 15, 1997, bearing interest of 30% per annum, payable every four months beginning January 13, 1996. Interest payments were made in the form of Series A and B Convertible Preferred Stock. All principal and accrued interest were converted into shares of Series A and B Convertible Preferred Stock upon the closing of the issuance of the Series C Convertible Preferred Stock as described in Note 7.

                          TRANSCEND THERAPEUTICS, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


6. Income Taxes

   As of December 31, 1998, the Company has net operating loss carryforwards of approximately $19,365,000. These loss carryforwards are available to reduce future federal and state income taxes payable to the extent permitted under the Internal Revenue Code, and expire in varying amounts through 2018.

   Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that, based on a number of factors, including the Company's net losses incurred since its inception, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company has the following deferred tax assets at December 31:

                                                            1998        1997
                                                         ----------  ----------
      Deferred tax assets:
       Net operating loss............................... $7,700,000  $4,500,000
       Deferred compensation............................    300,000     155,000
       Other accruals...................................     20,000      41,000
       R&D tax credit...................................    540,000   2,550,000
                                                         ----------  ----------
      Total deferred tax assets.........................  8,560,000   7,246,000
      Valuation allowance............................... (8,560,000) (7,246,000)
                                                         ----------  ----------
      Deferred income taxes, net........................ $      -0-  $      -0-
                                                         ==========  ==========

7. Stockholders' Equity

 Common Stock

   On April 5, 1994, the Company acquired a direct license from Cornell Research Foundation ("Cornell") to the Procysteine and related technologies for the issue of 35,025 shares of Common Stock. In accordance with the same agreement, the Company issued 680,000 shares of Common Stock to Clintec as part consideration for the acquisition of the Procysteine and related technologies. The technology has been recorded at the Common Stock's fair value of $.50 per share at the time of the transaction.

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

                          TRANSCEND THERAPEUTICS, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Series A, B and C Convertible Preferred Stock and Redeemable Non-Convertible Preferred Stock to an aggregate of 3,122,167 shares of Common Stock.

   The Company has reserved 51,950 shares of Common Stock for issuance upon exercise of Common Stock warrants, and 833,145 shares of Common Stock for issuance upon exercise of stock options granted under the 1994 Equity Incentive Plan.

 Common Stock Warrants

   On October 28, 1994, as additional consideration for the execution of the lease on the Company's office space, the Company issued Common Stock warrants to its lessor to purchase 5,000 shares of Common Stock, exercisable through October 28, 1999, at $5.00 per share. These warrants were canceled in 1998 in connection with the termination of the Company's office lease (see Note 9).

   At December 31, 1998, the Company has Common Stock warrants outstanding to purchase 51,950 shares of Common Stock, exercisable through March 3, 2002, at $10.00 per share to certain affiliated parties.

 Preferred Stock

   The Company's Board of Directors is authorized to issue up to 5,000,000 additional shares of Preferred Stock in one or more series, without further stockholder approval. Each such series of Preferred Stock would have such number of shares, designations, preferences, voting powers, qualifications and special and relative rights or privileges that the Board of Directors may from time to time determine, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences and conversion rights. Mandatory redeemable preferred stock is recorded upon issuance at fair value, net of issuance costs, and periodically accreted to redemption value using the interest method.

 Series A Redeemable Convertible Preferred Stock

   During 1994, the Company sold 6,500,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Stock") for $6,500,000. The Series A Stock was converted into 1,983,255 shares of Common Stock upon the closing of the Company's Initial Public Offering in July 1997.

 Series B and C Redeemable Convertible Preferred Stock

   On September 3, 1996, the Company sold an aggregate of 851,064 shares of its Series C Convertible Preferred Stock to a group of investors for $2.0 million. As part of the same transaction, the sole holder (Clintec) of 9,000 shares of the Company's Redeemable Non-convertible Preferred Stock exchanged such shares for 3,404,255 shares of Series C Convertible Preferred Stock. In addition, $3.1 million in aggregate principal amount of, and interest on, the Series A Notes and Series B Notes were converted into an aggregate of 2,098,631 shares of Series A Convertible Preferred Stock and 690,775 shares of Series B Convertible Preferred Stock. The notes were scheduled to mature on January 15, 1997, bearing interest of 30% per annum.

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

                          TRANSCEND THERAPEUTICS, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

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

   In connection with the issuance of the Series C Convertible Preferred Stock, the holders of the Series A Preferred Stock warrants (Series A warrants) elected to surrender the Series A warrants and receive Series A
Convertible Preferred Stock equivalent to the difference between the deemed fair market value of the Series C Preferred Stock ($2.35 per share) and the exercise price of the Series A warrants ($1.00 per share) multiplied by the outstanding Series A warrants (1,375,000). The resulting aggregate fair market value of the Series A Preferred Stock warrants received converted into 789,983 shares of Series A Convertible Preferred Stock and were issued upon the net exercise of such warrants.

   All of the outstanding shares of Series A, B and C Convertible Preferred Stock were converted into Common Stock upon the closing of the Company's initial public offering in July 1997.

 Redeemable Nonconvertible Preferred Stock

   The Company had issued 9,000 shares of Redeemable Nonconvertible Preferred Stock to Clintec as part consideration for the acquisition of the Procysteine and related technologies at its fair value of approximately $500,000 on April 5, 1994. The Redeemable Nonconvertible Preferred Stock was redeemable, upon certain conditions at the option of the holder, at a price of $1,000 per share plus any unpaid dividends which accrued at a rate of $70 per share per annum. The Redeemable Nonconvertible Preferred Stock had a liquidation preference over Common Stock of $1,000 per share, plus any accrued, but unpaid, dividends. As part of the September 3, 1996 financing transaction, the holders exchanged the Nonconvertible Preferred Stock for 3,404,255 of Series C Preferred Stock valued at $8 million by the Company. The Company recorded the difference of approximately $4 million between the carrying value of the Redeemable Non-convertible Preferred Stock and the value of the Series C Preferred Stock issued in exchange thereof as a charge to accumulated deficit and an adjustment to net loss to common stockholders in 1996.

   In February 1997, the Company issued 1,039,000 shares of Redeemable Non-convertible Preferred Stock and warrants to purchase 51,950 shares of Common Stock. The shares of Redeemable Nonconvertible Preferred Stock were exchanged for 103,896 shares of Common Stock upon the closing of the initial public offering in July 1997.

8. Stock Option Plan

   In 1994, the Company adopted its 1994 Equity Incentive Plan (the "Plan"), as amended in 1998. The Plan authorizes the Board of Directors to grant stock options to purchase up to an aggregate of 1,075,891 shares of Common Stock. Stock options granted under the Plan may qualify as "incentive stock options" under Section 422 of the Internal Revenue Code. The price at which shares may be purchased with an option shall be specified by the Board at the date the option is granted, but in the case of an incentive stock option, shall not be less than the fair market value on the date of grant. The duration of any option shall be specified by the Board, but no option designated as an incentive stock option may be exercised beyond ten years from the date of grant. Options granted under the Plan vest ratably over two to four years beginning after one year of service.

   During fiscal year 1996, the Company recorded an increase to additional-paid-in capital and a corresponding charge to deferred compensation to recognize the aggregate difference between the deemed fair market value for

                         TRANSCEND THERAPEUTICS, INC.
                     (A Company in the Development Stage)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

accounting purposes of the stock options at the date of grant and the option exercise price. The deferred compensation is being amortized over the option vesting period. During the year ended December 31, 1998, the Company reversed compensation expense related to the amortization of deferred compensation as a result of forfeited stock options. In addition, during the year ended December 31, 1998, the Company settled a $30,000 liability with third party vendor through the issuance of stock options. The fair value of the stock options, as calculated using the Black-Scholes pricing model, resulted in additional expense of $4,877 during 1998. If the proposed merger between the Company and KeraVision is consummated, all of the stock options and warrants of the Company outstanding at the time of the merger will be canceled.

   The following table presents the activity of the Plan for the years ended December 31:

                                                1998               1997
                                          ------------------ -----------------
                                                    Weighted          Weighted
                                                    Average           Average
                                                    Exercise          Exercise
                                           Shares    Price   Shares    Price
                                          --------  -------- -------  --------
Outstanding options at beginning of
 year....................................  639,424   $5.25   370,324   $1.19
Granted..................................    7,000    0.70   353,568    8.45
Exercised................................ (158,377)   0.52   (57,099)   0.54
Terminated............................... (329,004)   7.67   (27,369)   0.99
                                          --------   -----   -------   -----
Options outstanding at end of year.......  159,043   $4.74   639,424   $5.25
                                          ========   =====   =======   =====
Exercisable at end of year...............  111,430   $3.38   221,519   $1.06
                                          --------           -------
Available for grant at end of year.......  674,102            52,098
                                          ========           =======
Weighted average fair value per share of
 options granted during the year.........            $4.93             $2.93
                                                     =====             =====

   The weighted average remaining contractual life of options outstanding at December 31, 1998 is 6.4 years.

   Pro forma information is required by SFAS 123, and has been determined as if the Company has accounted for employee stock options under the fair value method. The pro forma net loss to common stockholders for the years ended December 31, 1998, 1997 and 1996 was approximately $(7,451,000), $(2,600,000)
and $(9,300,000), respectively. The pro forma net loss per share-basic and diluted to Common stockholders for the years ended December 31, 1998, 1997 and 1996 was $(1.25), $(0.80) and $(12.06), respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period, and is net of the amount recorded for amortization of deferred compensation expense by the Company.

   The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with an estimated weighted-average life of three to six years from the date of grant, assuming a risk free interest rate of 5% to 7% and a volatility factor of .23 on the expected market price of the Company's common stock. At this time management does not expect to pay any dividends to stockholders during the vesting period of the options, and therefore, has excluded such assumption from determining fair value of the options.

   The effects on 1998, 1997 and 1996 pro forma net loss of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one, two and three years of option grants under the Plan.

                          TRANSCEND THERAPEUTICS, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

9. Commitments and Contingencies

   The Company leases office space and other equipment under various noncancelable operating leases. Rent expense recognized under these leases amounted to approximately $233,000, $203,000 and $199,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   The Company's office lease was scheduled to expire in fiscal 1999. However, in November 1998, the Company and its lessor terminated the office lease effective on December 31, 1998. At December 31, 1998, the Company is no longer obligated to pay any amounts under its terminated office lease.

   At December 31, 1998, the Company has recognized a liability of approximately $67,000 to settle its commitment with respect to certain equipment operating leases. The Company has no other future minimum lease payments under noncancelable lease agreements.

   The Company must pay KeraVision a $500,000 termination fee if the merger agreement is terminated by KeraVision for cause.

10. Defined Contribution Plan

   The Company had a defined contribution 401 (k) plan (the "Defined Contribution Plan"), which covered substantially all employees. The Defined Contribution Plan permitted participants to make contributions from 1% to 15% of their compensation. In addition, the Company could have contributed to the Defined Contribution Plan at its discretion. The Company made no contributions to the Defined Contribution Plan during the years ended December 31, 1998, 1997 and 1996, respectively. The Company terminated the Defined Contribution Plan effective November 30, 1998 and all funds were dispersed to the employees in accordance with Internal Revenue Service guidelines governing defined contribution plan terminations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

    The information concerning the Company's executive officers required by this item is included in the section in Part I entitled "Executive Officer of the Company." Information concerning the Company's directors required by this item is set forth below.

    Philippe O. Chambon, M.D., Ph.D., age 40, has been a director of the Company since November 1995. Dr. Chambon has been with Sprout Group, a venture capital firm, since May 1995 and currently serves as General Partner. From May 1993 to April 1995, Dr.Chambon served as a Manager in the Healthcare Practice of The Boston Consulting Group, a management consulting firm. Dr. Chambon was an executive with Sandoz Pharmaceuticals Corp., a pharmaceutical company, from September 1987 to April 1993, most recently serving as the Executive Director of New Product Management.

    Frank L. Douglas, M.D., Ph.D., age 55, has been a director of the Company since September 1995. Dr. Douglas has been Chief Research Officer for Hoescht Marion Roussel, A.G. ("HMR"), a pharmaceutical company, since May 1997 and was Global head of Research for HMR from 1995 to 1997. Prior to its acquisition by HMR, Dr. Douglas was Executive Vice President of the Research and Development Division and served as a director at Marion Merrell Dow, Inc., a pharmaceutical company, from 1992 to 1995. In 1992, he was also an Adjunct Professor of Medicine and Pharmacology at the University of Kansas. In 1991, Dr. Douglas was a Vice President and Partner of the Biocine Company, a joint venture between Ciba-Geigy and Chiron. From 1988 to 1991, he was Senior Vice President and Director of Research of Ciba-Geigy Pharmaceutical Corp.

    William C. Mills III, age 43, has been a director of the Company since April 1994. Mr. Mills served as Chairman of the Board from April 1994 to May 1996 and as interim Chief Executive Officer of the Company from April 1994 to November 1994. Since 1988, Mr. Mills has been a General Partner of The Venture Capital Fund of New England, a venture capital firm. From 1981 until 1988, he served as a Managing General Partner and General Partner at PaineWebber Ventures/Ampersand, a venture capital firm.

    Gerard M. Moufflet, age 55, has been a director of the Company since April 1994. Mr. Moufflet has been Senior Vice President in charge of the medical sector for Advent International Corporation ("Advent"), a private equity investment firm, since September 1989. Prior to joining Advent, Mr. Moufflet served as Corporate Vice President in charge of various Baxter International European operations and spent 17 years in marketing, financial and general management positions with that company's European businesses. He also serves as a director of Curative Health Services, Inc.

    Richard W. Hunt, C.P.A., age 44, has been a director of the Company since November 1995. Mr. Hunt is Vice President, Corporate Development of Baxter International Inc., a worldwide developer and manufacturer of health care products and systems. Since January 1982, Mr. Hunt has held various positions with Baxter International Inc. From November 1978 to January 1982, Mr. Hunt served in various senior level financial positions with Searle Pharmaceuticals, Inc.

    Jerry T. Jackson, age 57, has been a director of the Company since September 1995. Mr. Jackson has served as Chairman of the Board since May 1996. He was an Executive Vice President of Merck & Co., Inc. from January 1993 until his retirement in January 1995. During 1994, Mr. Jackson had responsibility for Merck's International Human Health, Vaccines, AgVet and Astra/Merck U.S. divisions and for worldwide marketing. In 1993, he also served as President of the Merck Human Health Division and, from February 1986 to December 1992, Mr. Jackson was Senior Vice President at Merck. Mr. Jackson also serves as a director of Cor Therapeutics, Inc., Crescendo Pharmaceuticals Corporation, Molecular Biosystems, Inc. and SunPharm Corporation.

    Director Compensation

    The Company's directors do not receive any cash compensation for service on the board or any committee of the board, but directors are reimbursed for expenses in connection with attendance at board and committee meetings.

Item 11.  Executive Compensation.

         The following table contains information regarding compensation of the Company's executive officers.

                           Summary Compensation Table

                                                                                    Long-Term
                                                                                   Compensation
                                                                                ------------------
                                                      Annual Compensation             Awards
                                                     -----------------------    ------------------
Name and                                                                            Securities         All Other
Principal Position                         Year       Salary         Bonus      Underlying Options   Compensation
------------------                         ----       ------         -----      ------------------   ------------
B. Nicholas Harvey (1)..................   1998      $161,284       $ 30,000           --                 --
   President and Interim Chief             1997      $133,634       $ 80,000          35,000              --
   Executive Officer

Hector J. Gomez, M.D., Ph.D. (2)........   1998      $174,255         --               --            $316,857 (3)
   Former President and Chief Executive    1997      $247,455       $100,000          60,000          $ 1,640 (4)
   Officer

John J. Whalen, M.D. (2)................   1998      $163,731       $ 30,000           --                 --
   Former Executive Vice President and     1997      $184,462       $ 80,000          50,000              --
   Chief Scientific Officer

(1) Mr. Harvey was appointed President and interim Chief Executive Officer in August 1998.
(2) Dr. Gomez and Dr. Whalen both ceased serving as executive officers of the Company in August 1998.
(3) Consists of severance paid following resignation in August 1998 and premiums paid by the Company on a term life insurance policy.
(4) Consists of premiums paid by the Company on a term life insurance policy.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      No stock options were granted to any of the Named Executive Officers during 1998. The following table sets forth, for each of the Named Executive Officers, the number of shares acquired on exercise of options during the fiscal year ended December 31, 1998, the aggregate dollar value realized upon such exercise and the number and value of unexercised options held by each such officer on December 31, 1998.

                                     Shares                Number of Shares Underlying     Value of Unexercised
                                     Acquired                 Unexercised Options at      In-The-Money Options at
                                        On         Value         Fiscal Year-End              Fiscal Year-End
Name                                 Exercise    Realized*  Exercisable / Unexercisable  Exercisable / Unexercisable
----                                 --------    --------- ---------------------------  ---------------------------
B. Nicholas Harvey..................   28,000    $12,638      36,991   /   28,009          --      /    --

Hector J. Gomez, M.D., Ph.D.........   91,535    $ 5,767      20,841   /        0          --      /    --

John J. Whalen, M.D.................   28,000    $ 1,764      15,625   /        0          --      /    --

* Based on the fair market value of the Common Stock on the date of exercise, less the option exercise price.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely on its review of copies of reports filed by persons required to file such reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to their ownership of and transactions in the Company's Common Stock ("Reporting Persons"), the Company believes that all filings required to be made by Reporting Persons of the Company were timely made in accordance with the requirements of the Exchange Act.

Severance Agreements

      In August 1998, the Company entered into a severance and settlement agreement and release with its then President and Chief Executive Officer, Dr. Gomez. Under the agreement, the Company agreed to pay Dr. Gomez an amount equal to his annual base salary of $264,000 over a six-month period, plus an additional payment of $40,000. In addition, Dr. Gomez would be entitled to receive continued health benefits for twelve months after the termination of his employment, provided that his continued participation is permitted under the relevant benefit plan and that he has not secured other employment. Any vested stock options held by Dr. Gomez remained exercisable pursuant to their stated terms.

      In October 1998, the Company entered into an agreement with Mr. Harvey, its President and interim Chief Executive Officer, providing certain benefits conditioned upon the closing of a merger, sale of assets or other similar form of acquisition transaction involving Transcend. Under the terms of Mr. Harvey's agreement with the Company, if and when the proposed merger with KeraVision is completed, Mr. Harvey will receive a bonus of $200,000, a severance payment of $180,000, approximately $29,000 in accrued vacation pay and health benefits until the first anniversary of the acquisition or the date Mr. Harvey secures other employment, whichever occurs first.

REPORT OF THE COMPENSATION COMMITTEE

      The Compensation Committee (the "Committee"), which is comprised of three non-employee directors, Gerard M. Moufflet, Philippe O. Chambon and Jerry T. Jackson, determines the salaries and incentive compensation of the Company's executive officers, employees and consultants, and administers the granting of stock options under the Company's Amended and Restated 1994 Equity Incentive Plan.

      Compensation of the Company's Named Executive Officers in 1998 consisted of salary and cash bonuses. The Committee did not grant stock options or other long-term incentive compensation to any Named Executive Officer. The Committee awarded a $30,000 cash bonus to Dr. Whalen in recognition of his services in 1998 in connection with terminating the Company's clinical trials and handling regulatory compliance matters related to winding up the Company's pharmaceutical development operations generally.

      Compensation of Chief Executive Officers. In October 1997, the Committee established a base salary for Dr. Gomez of $264,000, based on the Company's significant accomplishments in 1997. The Committee did not increase Dr. Gomez's base salary during 1998, and no cash bonus was awarded to Dr. Gomez with respect to 1998. Dr. Gomez received severance payments on resignation from the Company described above under "Severance Agreements."

      In August 1998, Mr. Harvey was appointed President, interim Chief Executive Officer and Director. Upon appointment, Mr. Harvey's annual salary for 1998 was set at $180,000. The Committee also awarded Mr. Harvey a special one-time bonus of $30,000 in recognition of his performance in restructuring the Company after termination of the Company's clinical trials and conducting the search for a potential acquirer. The Committee believes that Mr. Harvey's compensation for 1998 is appropriate in light of his increased responsibility and corresponding performance in 1998.

                                                     COMPENSATION COMMITTEE

                                                     Gerard M. Moufflet
                                                     Philippe O. Chambon
                                                     Jerry T. Jackson

Stock Performance Graph

         The following graph compares the cumulative total stockholder return on the Common Stock of the Company during the period from July 2, 1997 (the date on which the Company's Common Stock became registered under Section 12 of the Exchange Act) to December 31, 1998 with the cumulative total return of (i) the Standard & Poor 500 Index and (ii) a peer group of issuers in the biotechnology sector (the "Peer Group Index") over the same period. This comparison assumes the investment of $100 on July 2, 1997 in the Company's Common Stock, the Nasdaq National Market Index and the Peer Group Index and assumes dividends, if any, are reinvested.

                                     [graph]

                                          Cumulative Total Return
                                  --------------------------------------------
                                     7/2/97         12/31/97        12/31/98

TRANSCEND THERAPEUTICS, INC.           100              75              13
NASDAQ STOCK MARKET (U.S.)             100             109             154
NASDAQ PHARMACEUTICAL                  100             101             129

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The table below contains certain information about the following owners of Transcend's common stock as of December 31, 1998:

     o  Stockholders that own more than five percent of Transcend's common stock
     o Stockholders who are either directors or executive officers of Transcend (individually)
     o  All Transcend's directors and officers as a group

                                                                           Number of Shares
                                                                             Beneficially        Percentage Beneficially
Name and Address of Beneficial Owner                                          Owned (1)                Owned (1)
------------------------------------                                     ---------------------   -----------------------
Advent Group (2)........................................................      1,279,304                   21.6%
  75 State Street
   Boston, MA 02110
Baxter Healthcare Corporation (3).......................................         965,181                  16.3%
   One Baxter Parkway
   Deerfield, IL 60015
Nestle S.A. (4).........................................................         798,744                  13.5%
   900 North Brand Boulevard
   Glendale, CA 91203
Boehringer Ingelheim International GmbH.................................         500,000                   8.4%
   D-55216 Ingelheim am Rhein
   Germany
The Venture Capital Fund of New England III, L.P. (5)...................         363,736                   6.1%
   160 Federal Street, 23rd Floor
   Boston, MA 02110
DLJ Capital Corporation (6).............................................         357,197                   6.0%
   277 Park Avenue
   New York, NY 10172
Jerry T. Jackson (7)....................................................          31,000                    *
Philippe O. Chambon, M.D., Ph.D. (6)....................................         357,197                   6.0%
Frank L. Douglas, M.D., Ph.D. (8).......................................          18,000                    *
Richard W. Hunt (3).....................................................         965,181                  16.3%
William C. Mills III (5)................................................         363,736                   6.1%
Gerard M. Moufflet (2)..................................................       1,279,304                  21.6%
B. Nicholas Harvey (9)..................................................          71,251                   1.2%
All directors and executive officers as a group
   (seven persons) (10).................................................       3,085,669                  51.6%

----------
 *   Less than 1%
(1) We have described the "beneficial ownership" of Transcend's common stock according to the SEC's rules for this type of disclosure. Those rules treat a stockholder as owning any shares covered by a stock option or warrant that the stockholder could exercise within 60 days after December 31, 1998, even if they have not actually been exercised. Any reference in these footnotes to shares under options or warrants refers to such shares. Similarly, the SEC's rules also affect how we must calculate the percent a stockholder owns of all Transcend's outstanding common stock. Each percentage calculation assumes that, in addition to the 5,917,026 shares actually outstanding on December 31, 1998, any shares under options or warrants owned by the stockholder (but no other stockholder) were also outstanding. Unless otherwise indicated in a footnote, the stockholder listed is the only person who can decide how to vote the shares they own, and if and when to sell those shares.
(2) Represents 826,265 shares of common stock held by Global Private Equity II Limited Partnership, 332,812 shares held by Rovent II Limited Partnership, 138,188 shares held by Advent Performance Materials Limited Partnership and 3,722 shares held by Advent International Investors II Limited Partnership. Mr. Moufflet, a director of Transcend, is Senior Vice President of Advent International Corporation, which is a general partner of Advent International Investors II Limited Partnership and of Advent International Limited Partnership, the general partner of each of the other members of the Advent group. Mr. Moufflet disclaims beneficial ownership of all such shares of common stock. Mr. Moufflet's address is the same as that of the Advent group.
(3) Includes 698,744 shares of common stock held by Clintec International, Inc., a wholly owned subsidiary of Baxter Healthcare Corporation. Mr. Hunt, a director of Transcend and Vice President, Corporate Development of Baxter International, Inc., the sole stockholder of Baxter, shares voting power with over shares of common stock held by Clintec and Baxter. Mr. Hunt's address is the same as that of Baxter Healthcare Corporation.
(4) Consists of shares of common stock held by Nestle USA, Inc., a wholly owned subsidiary of Nestle S.A.
(5) Mr. Mills, a director of Transcend, is a general partner of The Venture Capital Fund of New England III, L.P., and shares voting and investment power over VCFNE's shares. Mr. Mills' address is the same as that of VCFNE.
(6) Represents 308,365 shares of common stock held by Sprout Capital VI, L.P. and 48,832 shares of Common Stock held by DLJ Capital Corporation. DLJ Capital Corporation is the managing general partner of Sprout Capital VI, L.P. Dr. Chambon, a director of Transcend and General Partner of Sprout Group, shares voting and investment power over such shares of common stock. Mr. Chambon's address is the same as that of DLJ Capital Corporation.
(7) Includes 8,000 shares of common stock covered by stock options held by Mr. Jackson.
(8) Includes 8,000 shares of common stock covered by stock options held by Dr. Douglas.
(9) Includes 41,676 shares of common stock covered by stock options held by Mr. Harvey.
(10) Includes an aggregate of 57,676 shares covered by stock options.

     Change in Control - Voting Agreements and Irrevocable Proxies

     The stockholders listed below have signed voting agreements with KeraVision, Inc. The voting agreements require the stockholders to vote in favor of the KeraVision merger and against any other acquisition transaction, and they apply to any votes by Transcend's stockholders on an acquisition transaction involving Transcend. The same stockholders have also signed irrevocable proxies that give KeraVision's Board of Directors the right to vote the stockholders' shares whenever an acquisition transaction involving Transcend is presented to Transcend's stockholders for vote.

     Global Private Equity II Limited Partnership
     Rovent II Limited Partnership
     Advent Performance Materials Limited Partnership
     Advent International Investors II Limited Partnership
     Paal Gisholt
     Charles Hsu
     DLJ Capital Corporation
     Sprout Capital VI, L.P.
     Baxter Healthcare Corporation
     Clintec International, Inc.
     The Venture Capital Fund of New England III, L.P.
     Jerry T. Jackson

     Together, these stockholder own approximately 50.4 percent of Transcend's outstanding common stock, which is enough to provide the majority vote needed to approve the proposed merger with KeraVision. While the agreements are in effect, the stockholders may not transfer their shares of Transcend common stock. The agreements expire when the merger with KeraVision has been approved or three months after the merger agreement terminates, whichever comes first. The proxies may not be revoked until voting agreements terminate.

Item 13.  Certain Relationships and Related Transactions.

    During 1998, the Company was party to the BI Agreement, relating to the worldwide development and commercialization of Procysteine. BI holds approximately 8.5 percent of the Company's outstanding common stock. In March 1999, the parties terminated the agreement. Under the termination, BI released all restrictions on cash delivered to Transcend under the agreement in return for a license to use all data obtained during the clinical trials conducted pursuant to the agreement.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) The following documents are filed as part of this Report:

       1. Financial Statements. The Financial Statements listed in the Index to Financial Statements immediately preceding such Statements are filed as part of this Annual Report on Form 10-K.

       2. Financial Statement Schedules.  None

       3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K

        No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRANSCEND THERAPEUTICS, INC.

                                    /s/ B. NICHOLAS HARVEY
                                    --------------------------------------------
                                    B. Nicholas Harvey
                                    President, and interim Chief Executive
                                    Officer


Date:  March 29, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           Signature                          Title                 Date
           ---------                          -----                 ----

     /s/ B. NICHOLAS HARVEY         President and interim       March 29, 1999
    ---------------------------     Chief Executive Officer
         B. Nicholas Harvey         (Principal Executive
                                    Officer)

     /s/ B. NICHOLAS HARVEY         Chief Financial             March 29, 1999
    ---------------------------     Officer (Principal
         B. Nicholas Harvey         Financial and
                                    Accounting Officer)

     /s/ JERRY T. JACKSON          Director                    March 26, 1999
    ---------------------------
         Jerry T. Jackson


     /s/ PHILIPPE O. CHAMBON       Director                    March 26, 1999
    ---------------------------
         Philippe Chambon


    ---------------------------    Director                    March    , 1999
         Frank L. Douglas


                                   Director                    March    , 1999
    ---------------------------
          Richard W. Hunt


     /s/ WILLIAM C. MILLS III      Director                    March 29, 1999
    ---------------------------
       William C. Mills III


     /s/ GERARD M. MOUFFLET        Director                    March 29, 1999
    ---------------------------
        Gerard M. Moufflet

                                 EXHIBIT INDEX

 Exhibit
   No.           Description
 -------         -----------

   2 Agreement and Plan of Reorganization dated December 22, 1998 among the Company, KeraVision, Inc. and KVTT Acquisition Corporation.

   3.1 Second Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 333-22817) under the Securities Act of 1933, as amended, as declared effective on July 2, 1997 (the "S-1").

   3.2 Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.3 to the S-1.

   4.1 Specimen certificate for shares of Common Stock, $.01 par value per share, of the Registrant is incorporated herein by reference to
            Exhibit 4.1 to the S-1.

   4.2 Third Amended and Restated Registration Rights Agreement dated June 13, 1997 among the Company and the Holders (as defined therein) is incorporated herein by reference to Exhibit 4.4 to the S-1.

  10.1 Amended and Restated 1994 Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K").

  10.2 Contribution Agreement dated April 5, 1994 by and between the Company and Clintec Nutrition Company is incorporated herein by reference to Exhibit 10.2 to the S-1.

  10.3 Non-solictitation Agreement dated April 5, 1994 between the Company and Baxter Healthcare Corporation is incorporated herein by reference to Exhibit 10.3 to the S-1.

  10.4 License Agreement dated December 31, 1997 between the Company and Baxter International, Inc. is incorporated by reference to Exhibit
            10.4 to the 1997 10-K.

  10.5 License Agreement dated December 31, 1997 between the Company and Nestle, S.A. in incorporated by reference to Exhibit 10.5 to the 1997 10-K.

  10.6 Amended and Restated Exclusive License Agreement CRF D-416 and D-052, D-913, D-1069, D-1239, D-1258, D-1403, D-1426, dated August 12,
            1996 between the Company and Cornell Research Foundation, Inc. is incorporated herein by reference to Exhibit 10.5 to the S-1.

  10.7 Common Stock Purchase Warrant dated October 28, 1994 between the Company and the Massachusetts Institute of Technology is incorporated herein by reference to Exhibit 10.6 to the S-1.

  10.8 Lease dated October 28, 1994 between the Company and the Massachusetts Institute of Technology is incorporated herein by reference to Exhibit 10.7 to the S-1.

  10.9 Employment Agreement dated November 28, 1994 between the Company and Hector J. Gomez is incorporated herein by reference to Exhibit 10.8 to the S-1.

 10.10 Letter Agreement dated October 4, 1995 between the Company and Cornell Research Foundation, Inc. is incorporated herein by reference to Exhibit 10.9 to the S-1.

 10.11 Development and License Agreement dated February 28, 1997 between the Company and Boehringer Ingelheim International GmbH ("BI") is incorporated herein by reference to Exhibit 10.10 to the S-1.

 10.12 Form of Warrant Agreement between the Company and each of the Purchasers, as defined in the Non-Convertible Preferred Stock and Warrant Purchase Agreement dated as of March 3, 1997, as amended June 4, 1997, is incorporated by reference to Exhibit 10.12 to the 1997 10-K.

 10.13 Letter Agreement dated June 2, 1997 between the Company and BI (as defined therein) is incorporated by reference to Exhibit 10.13 to the S-1.

 10.14 Letter Agreement dated October 23, 1998 between the Company and Nicholas Harvey.

 10.15 Lease Termination Agreement dated November 6, 1998 between the Company and Massachusetts Institute of Technology.

 23         Consent of Ernst & Young LLP

 27         Financial Data Schedule for fiscal year ended December 31, 1998.