Form 10-K/A
period 1998-12-31
TRANSCEND THERAPEUTICS INC
filed 1999-04-21
CIK 1020910

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

================================================================================

                               EXPLANATORY NOTE


This Form 10-K/A is being filed by Transcend Therapeutics for purposes of refiling Item 5.


Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters.

  (a) Shares of the Company's Common Stock have been traded on the Nasdaq National Market under the symbol "TSND" since July 2, 1997. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported on the Nasdaq National Market.

              1997                       High      Low
              ----                     --------  -------
Third Quarter (July 2, 1997 through
September 30, 1997)..................  $10.1250  $7.6250
Fourth Quarter.......................  $ 9.0000  $6.0000

              1998
              ----
First Quarter........................  $ 8.1250  $2.0000
Second Quarter.......................  $ 3.8750  $ .7500
Third Quarter........................  $ 1.5625  $ .6875
Fourth Quarter.......................  $ 1.2500  $ .5000

 (b) The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $.01 par value share, which closed in July 1997.

(4)(vii) From July 2, 1997, the effective date of the Registration Statement, to December 31, 1998, the Company has used the net offering proceeds to the Company as follows:


       Payment of operating expenses...................  $ 5,529,000
       Payment of financial advisory fees..............      275,000
       Payment of professional fees related
          to the BI Agreement..........................      150,000
       Accrued contract research payment...............      133,000
                                                         -----------
       Total...........................................  $ 6,087,000
                                                         ===========

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this amendment to annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRANSCEND THERAPEUTICS, INC.

                                    /s/ B. Nicholas Harvey
                                    ---------------------------------------
                                    B. Nicholas Harvey
                                    President, and interim Chief Executive
                                    Officer


Date: April 19, 1999