Form 10-K405/A
period 1998-12-31
TRANSCEND THERAPEUTICS INC
filed 1999-05-04
CIK 1020910

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

================================================================================

                               EXPLANATORY NOTE

    This Form 10-K/A is being filed by Transcend Therapeutics for purposes of refiling this Item 8, in which the word "possible" in the eleventh line of Note 3 of Notes to Financial Statements is hereby changed to "probable."

Item 8.  Financial Statements and Supplementary Data


                         TRANSCEND THERAPEUTICS, INC.
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors......................................     3
Balance Sheets......................................................     4
Statements of Operations............................................     5
Statements of Redeemable Preferred Stock and Stockholder's
 Equity.............................................................     6
Statements of Cash Flows............................................    10
Notes to Financial Statements.......................................    11

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

3. Restructuring

   In the third quarter of fiscal 1998, the Company recorded a restructuring charge of approximately $520,000, which is included in general and administrative expenses. The charge related entirely to employee termination costs resulting from an employee reduction plan (the "Reduction Plan") approved in September 1998, in which ten employees and the Company's Chief Executive Officer were notified of their fixed benefit termination arrangement. In total, fifteen employees are subject to the Reduction Plan, which is expected to be complete in early 1999. In the fourth quarter of 1998, the remaining four employees were notified of their specific benefit arrangements. Approximately $490,000 in termination charges were accrued in the fourth quarter to cover those arrangements, including a probable commitment of up to approximately $400,000 in termination and bonus related benefits that are variable based on the Company's ability to find an acquisition partner. At December 31, 1998, approximately $578,000 of restructuring charges remained in accrued expenses.

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

                                        TRANSCEND THERAPEUTICS, INC.

                                        /s/ B. Nicholas Harvey
                                        ---------------------------------
                                        B. Nicholas Harvey
                                        President, and interim Chief Executive
                                        Officer
Date: April 30, 1999