Form 10-Q
period 1999-03-31
TRANSCEND THERAPEUTICS INC
filed 1999-05-12
CIK 1020910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 1999

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


                  738 MAIN STREET, SUITE 431, WALTHAM, MA 02451
                    (Address of principal executive offices)

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

Yes  X          No
    ---            ---

The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999 was 5,922,036 shares of Common Stock, par value $0.01 outstanding.

This quarterly report on Form 10-Q contains 11 pages, of which this is page one.

                          TRANSCEND THERAPEUTICS, INC.
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999



                                TABLE OF CONTENTS

                                                                          PAGE

PART I   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (Unaudited)

         -- Condensed Balance Sheets - March 31, 1999 and December 31,
         1998                                                              3

         -- Condensed Statements of Operations - Three months ended
         March 31, 1999 and 1998, and the period from January 1, 1993
         (Commencement of Operations) to March 31, 1999                    4

         -- Condensed Statements of Cash Flows - Three months ended
         March 31, 1999 and 1998 and the period from January 1, 1993
         (Commencement of Operations) to March 31, 1999                    5

         -- Notes to Financial Statements                                  6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                         8

PART II  OTHER INFORMATION                                                 9

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     TRANSCEND THERAPEUTICS, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED BALANCE SHEETS
                            (IN THOUSANDS)
                              (UNAUDITED)


                                             MARCH 31, 1999   DECEMBER 31, 1998
                                             --------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                    $  2,286         $  2,643
   Funds held in escrow                            7,087            7,010
   Prepaid expenses and other current
     assets                                           92               69
   Other assets                                       --               26
                                                --------         --------
          Total Assets                          $  9,465         $  9,748
                                                ========         ========

Current liabilities:
   Accounts payable and accrued expenses        $    818         $    979

Stockholder's equity:
   Common stock                                       59               59
   Additional paid-in capital                     38,085           38,083
   Deferred compensation                            (222)            (264)
   Deficit accumulated during the                (29,275)         (29,109)
     development stage                                --               --
                                                --------          -------
          Total stockholder's equity               8,647            8,769
                                                ========         ========
          Total liabilities and
            stockholder's equity                $  9,465         $  9,748
                                                ========         ========


                        See accompanying notes.

                     TRANSCEND THERAPEUTICS, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              PERIOD JAN. 1, 1993
                                                           THREE MONTHS        (COMMENCEMENT OF
                                                          ENDED MARCH 31,       OPERATIONS) TO
                                                      -----------------------      MARCH 31,
                                                        1999           1998          1999
                                                      --------       --------      ---------

Research and development contract revenues and
  license fees                                        $     --       $     --       $ 11,095
Operating expenses:
   Research and development                                 50          2,224         19,830
   General and administrative                              221            883         13,817
   Loss on impairment and disposition of assets             --             --            365
                                                      --------       --------       --------
Total operating expenses                                   271          3,107         34,012
Interest income                                            104            213          1,685
Interest expense                                            --             --           (532)
                                                      --------       --------       --------

Net loss to common stockholders                       $   (167)      $ (2,894)      $(21,764)
                                                      ========       ========       ========

Net loss per common share - basic and diluted         $  (0.03)      $  (0.50)
                                                      ========       ========








                        See accompanying notes.

                     TRANSCEND THERAPEUTICS, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)

                                                                              PERIOD JAN. 1, 1993
                                                          THREE MONTHS         (COMMENCEMENT OF
                                                          ENDED MARCH 31,       OPERATIONS) TO
                                                      -----------------------      MARCH 31,
                                                        1999           1998          1999
                                                      --------       --------      ---------

OPERATING ACTIVITIES:
Net loss                                              $   (167)      $ (2,894)      $(21,765)
Adjustments to reconcile net loss to cash
provided by
(used in) operating activities:
   Depreciation and amortization                            --             23            354
   Non-cash severance expense                               --             --              8
   Loss on disposition of property and equipment            --             --             84
   Expenses incurred with related party settled
      with the issuance of common stock                     --             --            304
   Amortization of deferred compensation expense            42             68            668
   Forfeiture of compensatory stock options                 --             --           (222)
   Issuance of preferred stock in lieu of                   --             --            533
     interest
   Impairment of intangible assets                          --             --            286
   Change in operating assets and liabilities:
      Funds held in escrow                                 (77)            --         (7,087)
      Prepaid expenses and other current assets            (23)            84            (92)
      Other assets                                          26             --             --
      Accounts payable and accrued expenses               (161)           493            783
                                                      --------       --------       --------
Net cash (used in) provided by operating                  (360)            53        (26,146)
activities

INVESTING ACTIVITIES:
Purchase of equipment and improvements                      --            (47)          (229)
Proceeds from sale of equipment                             --             --             36
                                                      --------       --------       --------
Net cash used in investing activities                       --            (47)          (193)

FINANCING ACTIVITIES:
Issuance of common stock                                    --             --         16,740
Proceeds from issuance of debt                              --             --          3,170
Payment on note payable to related party                    --             --           (170)
Deferred costs of public offering                           --             --           (924)
Issuance of series A preferred stock warrants               --             --             16
Issuance of series A redeemable convertible                 --             --          6,630
preferred stock
Issuance of series C redeemable convertible                 --             --          2,000
preferred stock
Issuance of redeemable non-convertible                      --             --          1,039
preferred stock
Proceeds from exercise of stock options                      3              5            126
Purchase of treasury stock                                  --             --             (2)
                                                      --------       --------       --------
Net cash provided by financing activities                    3              5         28,625
                                                      --------       --------       --------
Increase (decrease) in cash and cash equivalents          (357)            11          2,282
Cash and cash equivalents at beginning of period         2,643         10,988             --
                                                      ========       ========       ========
Cash and cash equivalents at end of period            $  2,286       $ 10,999       $  2,286
                                                      ========       ========       ========


                        See accompanying notes.

                     TRANSCEND THERAPEUTICS, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1999
                              (UNAUDITED)


(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 and for the period January 1, 1993 (commencement of operations) to March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be presented for complete financial statements. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year. These condensed financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.


OVERVIEW

In the second quarter of 1997, the Company began a Phase III clinical trial to determine the safety and efficacy of the Company's lead product candidate, Procysteine(R), in the treatment of acute respiratory distress syndrome. In March 1998, the Company suspended the Phase III clinical trial following a recommendation of an independent Safety Monitoring Board. The Safety Monitoring Board had determined, following a review of preliminary mortality data on a total of 214 patients enrolled through March 18, 1998, that the incidence of all-cause mortality in patients receiving Procysteine i.v. was higher than the incidence in patients receiving a placebo. In May 1998, the Company announced that it was discontinuing its Phase III clinical trial because its preliminary review of the data uncovered no clear explanation of the lower mortality observed in the placebo group. In August 1998, the Company and its corporate partner Boehringer Ingelheim International, GmbH ("BI") announced results from the unblinding of the Phase III clinical trial which showed that Procysteine i.v. is not effective in the treatment of ARDS. No explanation for the higher all-cause mortality observed in the Procysteine group could be identified and the Company decided to abandon its efforts in this area.

In August 1998, Transcend's Chief Executive Officer and Chief Scientific Officer resigned and Nicholas Harvey, then Transcend's Senior Vice President and Chief Financial Officer, was appointed as President, a director and interim Chief Executive Officer. Since August 1998, Transcend has been reducing its staff and currently employs two persons, one of whom is Mr. Harvey. During the same period, Transcend pursued various strategic alternatives with respect to its business, including strategic alliances and the sale or merger of the company. In December 1998, the Company signed a definitive merger agreement to be acquired by KeraVision, Inc. (NASDAQ NM: KERA), a vision correction company. Transcend agreed under the merger agreement to wind down its operations as a drug development company. No Transcend employees will be retained after the closing of the transaction. In March 1999, BI and Transcend agreed to terminate their collaboration. BI released the restrictions on the remainder of the cash BI had invested in Transcend in return for the right to use all clinical data obtained in the trials. Also in March 1999, Transcend signed a letter agreement assigning its residual patent estate and its rights and obligations under various license agreements to MassTrace, Inc., a privately held diagnostics and pharmaceutical development tools company. In May 1999, the Securities and Exchange Commission (the "SEC") declared effective the registration statement relating to the KeraVision shares to be issued to Transcend stockholders pursuant to the merger agreement. A Transcend stockholders' meeting will be held on May 28, 1999 to approve the merger with KeraVision. The Company expects to close the merger with KeraVision promptly after the meeting.

NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share:

                                                                             MARCH 31,
                                                                   -----------------------------
                                                                       1999             1998
                                                                   -----------       -----------
Numerator:
Net income (loss):                                                 $  (167,000)      $(2,894,000)
Accretion of redeemable nonconvertible preferred stock                      --                --
                                                                   -----------       -----------
Numerator for basic earnings per share - net income (loss) to         (167,000)       (2,894,000)
common stockholders
Numerator for diluted earnings per share - net income
   (loss) to common stockholders after assumed conversion             (167,000)       (2,894,000)
                                                                   -----------       -----------

Denominator:
   Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed conversions          5,921,706         5,761,159
                                                                   -----------       -----------
Basic earnings per share                                           $     (0.03)      $     (0.50)
                                                                   -----------       -----------
Diluted earnings per share                                         $     (0.03)      $     (0.50)
                                                                   -----------       -----------

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Financial Accounting Standard 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. During the first quarters of 1999 and 1998, total comprehensive income was not materially different from net income (loss).

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE FOLLOWING DISCUSSION CONSTITUTES FORWARD LOOKING STATEMENTS INSOFAR AS IT RELATES TO EXPECTED CASH EXPENDITURES AND EXPENSE LEVELS AND THE ADEQUACY OF THE COMPANY'S AVAILABLE RESOURCES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE AVAILABILITY OF FUNDS AND OTHER FACTORS DISCUSSED BELOW AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-22817), AS AMENDED AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999

     The Company earned no revenues in the three-month periods ended March 31, 1999 and 1998.

     The Company's total operating expenses for the three-month periods ended March 31, 1999 and 1998 were approximately $0.3 million and $3.1 million, respectively. Research and development expenses decreased to approximately $50,000 for the three months ended March 31, 1999 from approximately $2.2 million for the three months ended March 31, 1998. This decrease was due to the termination of the Procysteine drug development program and assignment of the Company's residual patent estate and various patent license agreements to a third party in March 1999 in return for the assumption of certain patent expenses and minimum royalty obligations owed by the Company.

     General and administrative expenses decreased to approximately $0.2 million for the three months ended March 31, 1999 from approximately $0.9 million for the three months ended March 31, 1998. The decrease is due primarily to the winding down of the Company's operations pursuant to the KeraVision merger agreement signed on December 22, 1998. As of April 30, 1999, the Company employed 2 full-time staff, neither of whom will continue as employees following the completion of the merger.

     Other income (expense) for each of the three-month periods ended March 31, 1999 and 1998 consists of interest income. Interest income for each of the three-month periods ended March 31, 1999 and 1998 was $104,000 and $213,000, respectively. The decrease in interest income was due to lower average cash balances.

     For the three-month periods ended March 31, 1999 and 1998, the Company had a net loss of $0.2 million and $2.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of approximately $9.4 million at March 31, 1999, compared to $9.7 million at December 31, 1998. These balances included funds held in escrow pursuant to the merger agreement of approximately $7.09 million and $7.01 million, respectively. Pursuant to the KeraVision Merger Agreement entered in December 1998, the Company placed $7.0 million in an escrow account pending completion of the merger.

     Since its inception through March 31, 1999, the Company has financed its operations primarily with $30.3 million from the sale of equity securities and convertible notes, $11.1 million in contract research and license fee payments, and $1.7 million in interest income.

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

         (2)(vii) From July 2, 1997, the effective date of the Registration Statement, to March 31, 1999, the Company has used the net offering proceeds to the Company as follows:

         Payment of operating expenses .............................. $5,809,000
         Payment of financial advisory fees ......................... $  275,000
         Payment of professional fees related to the BI Agreement.... $  150,000
         Accrued contract research payment .......................... $  133,000
         Total ...................................................... $6,367,000

                    Payment of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

ITEM 6  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b) During the three months ended March 31, 1999, the Company filed one Current Report on Form 8-K under the Securities Exchange Act of 1934, as amended (Commission File No. 000-22383, filed January 8,
         1999), disclosing under Item 5 thereof (Other Events), its signing on December 22, 1998 of a definitive merger agreement to be acquired by KeraVision, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSCEND THERAPEUTICS, INC.
                                    (Registrant)

Date  May 12, 1999                  By: /s/ B. Nicholas Harvey
                                    --------------------------------------------
                                    B. Nicholas Harvey
                                    President, interim Chief Executive Officer
                                    and Chief Financial Officer (Principal
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


        10.1 Termination Agreement with Boehringer Ingelheim International GmbH and the Registrant dated March 2, 1999.


        27.1      Financial Data Schedule (period ended March 31, 1999)